Form 10QSB
period 2006-11-30
SOPAC CELLULAR SOLUTIONS INC.
filed 2007-01-12
CIK 1373444

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                     For the Period ended November 30, 2006

                        Commission File Number 333-138217


                         SOPAC CELLULAR SOLUTIONS, INC.
                 (Name of small business issuer in its charter)


        Nevada                                                  20-5302617
(State of Incorporation)                                (IRS Employer ID Number)


                           4438 Vesper Avenue, Suite 2
                             Sherman Oaks, CA 91403
                     Phone: (949)355-4559 Fax: (309)423-7471
          (Address and telephone number of principal executive offices)


                                 Joseph I. Emas
                             1224 Washington Avenue
                              Miami Beach, FL 33139
                     Phone: (305)531-1174 Fax: (305)531-1274
            (Name, address and telephone number of agent for service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 1,000,000 shares of common stock issued and outstanding on November 30, 2006.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                 As of             As of
                                                              November 30,       August 31,
                                                                  2006              2006
                                                                -------           -------
                                     ASSETS

CURRENT ASSETS
  Cash                                                          $ 1,763           $ 4,925
                                                                -------           -------
TOTAL CURRENT ASSETS                                              1,763             4,925
                                                                -------           -------

TOTAL ASSETS                                                    $ 1,763           $ 4,925
                                                                =======           =======

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Due to a Director                                             $ 2,490           $   490
                                                                -------           -------
TOTAL CURRENT LIABILITIES                                         2,490               490
                                                                -------           -------

TOTAL LIABILITIES                                                 2,490               490
                                                                -------           -------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 1,000,000 shares issued and outstanding
   as of August 31, 2006                                          1,000             1,000
  Additional paid-in capital                                      4,000             4,000
  Deficit accumulated during exploration stage                   (5,727)             (565)
                                                                -------           -------

TOTAL STOCKHOLDERS' EQUITY                                         (727)            4,435
                                                                -------           -------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $ 1,763           $ 4,925
                                                                =======           =======

                       See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                  July 10, 2006
                                             Three Months          (inception)
                                                Ended                through
                                             November 30,          November 30,
                                                2006                  2006
                                             -----------           -----------
REVENUES
  Revenues                                   $        --           $        --
                                             -----------           -----------
TOTAL REVENUES                                        --                    --

PROFESSIONAL FEES                                  3,500                 3,500
GENERAL & ADMINISTRATIVE EXPENSES                  1,662                 2,227
                                             -----------           -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES            5,162                 5,727
                                             -----------           -----------

NET INCOME (LOSS)                            $    (5,162)          $    (5,727)
                                             ===========           ===========

BASIC EARNING (LOSS) PER SHARE               $     (0.01)          $     (0.01)
                                             ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     1,000,000             1,000,000
                                             ===========           ===========


                       See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
            From July 10, 2006 (Inception) through November 30, 2006
--------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated
                                                       Common      Additional     During
                                         Common        Stock        Paid-in     Development
                                          Stock        Amount       Capital        Stage       Total
                                          -----        ------       -------        -----       -----
BALANCE, JULY 10, 2006                         --     $    --       $    --        $    --     $    --

Stock issued for cash on July 10,
 2006 @ $0.005 per share                1,000,000       1,000         4,000                      5,000

Net loss, August 31, 2006                                                             (565)       (565)
                                       ----------     -------       -------        -------     -------
BALANCE, AUGUST 31, 2006                1,000,000     $ 1,000       $ 4,000        $  (565)    $ 4,435
                                       ==========     =======       =======        =======     =======
Net loss, November 30, 2006                                                         (5,162)     (5,162)
                                       ----------     -------       -------        -------     -------
BALANCE, NOVEMBER 30, 2006              1,000,000     $ 1,000       $ 4,000        $(5,727)    $  (727)
                                       ==========     =======       =======        =======     =======

                       See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                      July 10, 2006
                                                                   Three Months         (inception)
                                                                      Ended               through
                                                                   November 30,         November 30,
                                                                       2006                 2006
                                                                     -------              -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $(5,162)             $(5,727)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Due to a Director                                                  2,000                2,490
                                                                     -------              -------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (3,162)              (3,237)

CASH FLOWS FROM INVESTING ACTIVITIES

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                --                1,000
  Additional paid-in capital                                              --                4,000
                                                                     -------              -------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               --                5,000
                                                                     -------              -------

NET INCREASE (DECREASE) IN CASH                                       (3,162)               1,763

CASH AT BEGINNING OF PERIOD                                            4,925                   --
                                                                     -------              -------
CASH AT END OF YEAR                                                  $ 1,763              $ 1,763
                                                                     =======              =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                           $    --              $    --
                                                                     =======              =======
  Income Taxes                                                       $    --              $    --
                                                                     =======              =======

                       See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                November 30, 2006


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

SOPAC Cellular Solutions Inc. (the Company) was incorporated under the laws of the State of Nevada on July 10, 2006. The Company was formed to provide wireless solutions to corporate customers.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has not commenced operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a August 31, year-end.

B. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective July 10, 2006 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

                          SOPAC CELLULAR SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                November 30, 2006


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NEW ACCOUNTING PRONOUNCEMENTS:

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending November 30, 2006. Management believes that the adoption of this Statement will not have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company believes that the implementation of this standard will not have a material impact on its financial position, results of operations or cash flows.

                          SOPAC CELLULAR SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                November 30, 2006


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 13 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending November 30, 2006. The Company believes that the implementation of this standard will not have a material impact on its financial position, results of operations or cash flows.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which provides guidance regarding the interaction of SFAS 123 (R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123 (R)`s implementation challenges for registrants and enhance the information investors receive.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term `conditional asset retirement obligation' as used in SFAS 143, Accounting for Asset Retirement
Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal year beginning after December 15, 2005.

                          SOPAC CELLULAR SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                November 30, 2006


NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from July 10, 2006 (inception) to November 30, 2006 and generated a net loss of $5,727. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $1,763 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

Management plans to raise additional funds through debt or equity offerings. Management's current plan includes a SB-2 registration statement with the U.S. Securities and Exchange Commission of 700,000 shares for sale at $.05 per unit to raise capital of $35,000 to implement their business plan. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Beginning January 1, 2007 the Company will pay a director $100 per month for use of office space and services. The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities as they become available.

Thus he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Ezra E. Ezra, sole officer and director of the Company, will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's upcoming SB-2 offering. He will also not receive any interest on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

                          SOPAC CELLULAR SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                November 30, 2006


NOTE 6. INCOME TAXES

                                                         As of November 30, 2006
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                            $     0
     Other                                                            0
                                                                -------
     Gross deferred tax assets                                       51
     Valuation allowance                                            (51)
                                                                -------

     Net deferred tax assets                                    $     0
                                                                =======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of November 30, 2006, the Company has a net operating loss carryforwards of approximately $5,727. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On July 10, 2006 the Company issued a total of 1,000,000 shares of common stock to one director for cash at $0.005 per share for a total of $5,000.

As of November 30, 2006 the Company had 1,000,000 shares of common stock issued and outstanding.

                          SOPAC CELLULAR SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                November 30, 2006


NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2006:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 1,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $5,162 for the three month period ended November 30, 2006. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended November 30, 2006 was $5,162. Since we have only been incorporated since July 10, 2006, no comparisons are included in this report to previous years.

Cash provided by financing activities for the three months ended November 30, 2006 was $5,000 resulting from the sale of common stock to our director, Mr. Ezra E. Ezra, who each purchased 1,000,000 shares of our Common Stock at $0.005 per share on July 10, 2006.

In order to achieve our business plan goals, we will need the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-138217 which became effective on November 17, 2006.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

In order to fully implement our business plan we will require the $35,000 from our offering. If we are unable to receive funding from the offering of our shares we would postpone our cost-intensive plans while we investigate alternative funding. Our director has verbally agreed to loan the company funds to continue operations in a limited scenario until sales will support operations, but we will require full funding to implement our complete business plan.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

COMPLETED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

OCTOBER-NOVEMBER 2006 ($200)

We filed applications for approval as sub-dealers with master agents of the following service providers:

         Sprint PCS/Nextel
         Verizon Wireless
         T-Mobile
         Helio

As of the date of this filing we have been approved by Sprint PCS/Nextel, Verizon Wireless and Helio. We are still awaiting approval from T-Mobile. Some of the criteria used in arriving at their decisions include the location and efficacy of the company's office, the company's creditworthiness, the principal's background and experience in the business, ability to generate sales, provide fulfillment and excellent customer service. We also began the process of searching for a Marketing and Sales Vice President.

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following criteria for the milestones are based on management's estimates only. The projected milestones are approximations only and subject to adjustment based on costs and needs.

JANUARY-JUNE 2007 ($6,350)

Once the company is funded and ready to become operational, we will continue the process of searching for a Marketing and Sales Vice President and an IT/Operations Manager. These tasks are doubly difficult since we're a startup, don't possess the requisite war chest to afford to pay such talent (other than via a percentage of future revenues, as will be negotiated, if and when revenues are achieved) and since the contribution we will expect from these individuals will be enormous. These individuals will have to work six or seven days a week, become intimately familiar with all the rate plans the "service providers" offer and are able to answer just about any type of question a customer or provider will propose. They will also be required to study every nuance of the various cell phone devices we will sell, know how to use them to a) work and b) accommodate software our sales agents will be using. They will also have to receive training on the many types of software solutions and application for each and every industry vertical and create the framework for training others. They will also be required to work together to develop a dynamic website that will interface with our Master Agent's systems and present a valuable shopping and Q &A tool for our customers. They will be required to prepare an Operational Manual and a Compliance Manual for the company. They will also be required to prepare a list containing the universe of corporate customer candidates to target and sell to, as described in the next milestone.

All of the above and more will be required from these individuals for our firm to be regarded as a competitive entity in the business to business arena and gearing them up to be seamlessly functional, will take the better part of six months.

JULY-OCTOBER 2007 ($8,250)

We will then begin the process of advertising and recruiting high caliber outside sales agents/reps and start the training to totally orient each one of them on the hardware and software business applications/solutions. This training will take a month to three because of the vast number of products, software solutions for each industry vertical and rate plans that will be presented to them for study. Our initial goal will be to hire and train two executive sales representatives on a strictly commission basis.

After these trainings and the creation of our official website, we will start the process of prospecting for customers by establishing relations with bankers, investment banking firms, corporate financiers, law firms, CPA firms and pension plan managers, to name just a few sources. We will first start by recruiting each of them to become our customers first, and then prevail upon them to introduce us to the businesses they buy, sell or service. To help insure this outcome, we will advantage them by providing them with unbeatable discounts on hardware and software pricing, cutting into our profitability, just so we can obtain the referrals. We will then start the process of contacting these referrals and presenting to them as well as to their referrals and so on.

OCTOBER-DECEMBER 2007 ($8,350)

We will have started the process of prospecting business customers both small and large. Each business lead we develop will require customized solutions, it could take between 60 days to as much as two years (depending on the size of the business concern and its required solution) before a contract can be entered into, between the customer, our firm, the "service provider" and the software solutions developer. Then and only then would the task of deploying devices begin, hopefully nationwide.

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of November 30, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our August 31, 2006 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-138217.

BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected an August 31, year-end.

BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective July 10, 2006 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which provides guidance regarding the interaction of SFAS 123 (R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123 (R)`s implementation challenges for registrants and enhance the information investors receive.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term `conditional asset retirement obligation' as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December

15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal year beginning after December 15, 2005.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have no identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-138217, at the SEC website at www.sec.gov:

     Exhibit No.                       Description
     -----------                       -----------

       3.1           Articles of Incorporation*
       3.2           Bylaws*
       31.1          Sec. 302 Certification of Principal Executive Officer
       31.2          Sec. 302 Certification of Principal Financial Officer
       32.1          Sec. 906 Certification of Principal Executive Officer
       32.2          Sec. 906 Certification of Principal Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


January 11, 2007                    By: /s/ Ezra E. Ezra
                                       -----------------------------------------
                                       Ezra E. Ezra, Director, President and
                                       Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


January 11, 2007                    By: /s/ Ezra E. Ezra
                                       -----------------------------------------
                                       Ezra E. Ezra, Director, President,
                                       Principal Executive Officer,
                                       Chief Financial Officer and
                                       Principal Accounting Officer