Form 10QSB
period 2007-02-28
SOPAC CELLULAR SOLUTIONS INC.
filed 2007-04-09
CIK 1373444

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended February 28, 2007

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

There were 1,000,000 shares of common stock issued and outstanding on February 28, 2007.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                  As of             As of
                                                               February 28,       August 31,
                                                                  2007               2006
                                                                --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                          $    610           $  4,925
                                                                --------           --------
TOTAL CURRENT ASSETS                                                 610              4,925
                                                                --------           --------

TOTAL ASSETS                                                    $    610           $  4,925
                                                                ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Due to a Director                                             $  2,690           $    490
                                                                --------           --------
TOTAL CURRENT LIABILITIES                                          2,690                490
                                                                --------           --------

TOTAL LIABILITIES                                                  2,690                490
                                                                --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 1,000,000 shares issued and outstanding
   as of August 31, 2006                                           1,000              1,000
  Additional paid-in capital                                       4,000              4,000
  Deficit accumulated during exploration stage                    (7,080)              (565)
                                                                --------           --------
TOTAL STOCKHOLDERS' EQUITY                                        (2,080)             4,435
                                                                --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $    610           $  4,925
                                                                ========           ========


                       See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                       July 10, 2006
                                            Three Months          Six Months            (inception)
                                              Ended                 Ended                 through
                                            February 28,          February 28,          February 28,
                                               2007                  2007                  2007
                                            -----------           -----------           -----------
REVENUES
  Revenues                                  $        --           $        --           $        --
                                            -----------           -----------           -----------
TOTAL REVENUES                                       --                    --                    --

PROFESSIONAL FEES                                   750                 4,250                 4,250
GENERAL & ADMINISTRATIVE EXPENSES                   603                 2,265                 2,830
                                            -----------           -----------           -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES           1,353                 6,515                 7,080
                                            -----------           -----------           -----------

NET INCOME (LOSS)                           $    (1,353)          $    (6,515)          $    (7,080)
                                            ===========           ===========           ===========

BASIC EARNING (LOSS) PER SHARE              $     (0.00)          $     (0.01)
                                            ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    1,000,000             1,000,000
                                            ===========           ===========


                       See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                      July 10, 2006
                                                                    Six Months         (inception)
                                                                      Ended              through
                                                                    February 28,       February 28,
                                                                       2007               2007
                                                                     --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $ (6,515)          $ (7,080)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Due to a Director                                                   2,200              2,690
                                                                     --------           --------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (4,315)            (4,390)

CASH FLOWS FROM INVESTING ACTIVITIES

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                 --              1,000
  Additional paid-in capital                                               --              4,000
                                                                     --------           --------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --              5,000
                                                                     --------           --------

NET INCREASE (DECREASE) IN CASH                                        (4,315)               610

CASH AT BEGINNING OF PERIOD                                             4,925                 --
                                                                     --------           --------
CASH AT END OF YEAR                                                  $    610           $    610
                                                                     ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                           $     --           $     --
                                                                     ========           ========
  Income Taxes                                                       $     --           $     --
                                                                     ========           ========


                       See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                February 28, 2007


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

                          SOPAC CELLULAR SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                February 28, 2007


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

                          SOPAC CELLULAR SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                February 28, 2007


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

                          SOPAC CELLULAR SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                February 28, 2007


NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from July 10, 2006 (inception) to February 28, 2007 and generated a net loss of $6,880. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $610 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

Management plans to raise additional funds through debt or equity offerings. Management's current plan includes a SB-2 registration statement with the U.S. Securities and Exchange Commission of 700,000 shares for sale at $.05 per share to raise capital of $35,000 to implement their business plan. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Beginning January 1, 2007 the Company has paid a director $100 per month for use of office space and services. The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities as they become available.

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

                          SOPAC CELLULAR SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                February 28, 2007


NOTE 6. INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

NOTE 7. NET OPERATING LOSSES

As of February 28, 2007, the Company has a net operating loss carryforwards of approximately $7,080. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of February 28, 2007 the Company had 1,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 28, 2007:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 1,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $1,353 for the three month period ended February 28, 2007. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended February 28, 2007 was $1,353. Our net loss from inception through February 28, 2007 was $7,080. Since we have only been incorporated since July 10, 2006, no comparisons are included in this report to previous years.

Cash provided by financing activities from inception through the period ended February 28, 2007 was $5,000 resulting from the sale of common stock to our director, Mr. Ezra E. Ezra, who each purchased 1,000,000 shares of our Common Stock at $0.005 per share on July 10, 2006.

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

COMPLETED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

OCTOBER 2006-MARCH 2007

We filed applications for approval as sub-dealers with master agents of the following requisite service providers:

         Sprint PCS/Nextel
         Verizon Wireless
         T-Mobile
         Helio

As of the date of this filing we have been approved by all the master agents of the requisite service providers. Some of the criteria used in arriving at their decisions include the location and efficacy of the company's office, the company's creditworthiness, the principal's background and experience in the business, ability to generate sales, provide fulfillment and excellent customer service.

We have requested a meeting with T-Mobile's "data representative". This individual is responsible for providing information and training to T-Mobile sub-dealerships such as SOPAC, on the various software and business solutions T-Mobile makes available to present to industry customers, or prospective customers. The data rep will also make himself or herself available to make sales calls to new customer candidates.

We are currently waiting for a date to meet with our Sprint/Nextel representative to arrange for a similar meeting, with their data representative and anticipate hat meeting should take place in early April, depending on her availability.

We also began the process of searching for a Marketing and Sales Vice President.

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following criteria for the milestones are based on management's estimates only. The projected milestones are approximations only and subject to adjustment based on costs and needs.

APRIL-JUNE 2007 ($6,350)

Once the company is funded and ready to become operational, we will continue to search for a Marketing and Sales Vice President and an IT/Operations Manager. These tasks are doubly difficult since we're a startup, don't possess the requisite war chest to afford to pay such talent (other than via a percentage of future revenues, as will be negotiated, if and when revenues are achieved) and since the contribution we will expect from these individuals will be enormous. These individuals will have to work six or seven days a week, become intimately familiar with the rate plans the "service providers" offer and are able to answer just about any type of question a customer or provider will propose. They will also be required to study every nuance of the various cell phone devices we will sell, know how to use them to a) work and b) accommodate software our sales agents will be using. They will also have to receive training on the many types of software solutions and application for each and every industry vertical and create the framework for training others. They will also be required to work together to develop a dynamic website that will interface with our Master Agent's systems and present a valuable shopping and Q &A tool for our customers. They will be required to prepare an Operational Manual and a Compliance Manual for the company. They will also be required to prepare a list containing the universe of corporate customer candidates to target and sell to, as described in the next milestone.

All of the above and more will be required from these individuals for our firm to be regarded as a competitive entity in the business to business arena and gearing them up to be seamlessly functional, will take the better part of six months.

We will also begin the process of calling each of a very large number of business software manufacturers that provide wireless solutions to businesses across the board. We will attempt to arrange to have these software manufacturers send one or two representatives of their own to provide us with a series of training and sales meetings, over a lengthy period of time, for our own salespeople, once we've been successful in hiring them. We will also attempt to impose upon these representatives to aid us in making sales calls to potential, larger business clients.

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

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of February 28, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our August 31, 2006 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-138217.

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

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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


April 6, 2007                          By: /s/ Ezra E. Ezra
                                           -------------------------------------
                                           Ezra E. Ezra, Director, President and
                                           Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


April 6, 2007                          By: /s/ Ezra E. Ezra
                                           -------------------------------------
                                           Ezra E. Ezra, Director, President,
                                           Principal Executive Officer,
                                           Chief Financial Officer and
                                           Principal Accounting Officer