Form 10QSB
period 2007-05-31
SOPAC CELLULAR SOLUTIONS INC.
filed 2007-07-16
CIK 1373444

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                        For the Period ended May 31, 2007

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

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 1,700,000 shares of common stock issued and outstanding on May 31, 2007.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                   As of               As of
                                                                   May 31,           August 31,
                                                                    2007               2006
                                                                  --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                            $ 31,826           $  4,925
                                                                  --------           --------
TOTAL CURRENT ASSETS                                                31,826              4,925
                                                                  --------           --------

TOTAL ASSETS                                                      $ 31,826           $  4,925
                                                                  ========           ========

         LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Due to a Director                                               $    500           $    490
                                                                  --------           --------
TOTAL CURRENT LIABILITIES                                              500                490
                                                                  --------           --------

TOTAL LIABILITIES                                                      500                490
                                                                  --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 1,700,000 and 1,000,000 shares issued and
   outstanding as of May 31, 2007 and August 31, 2006                1,700              1,000
  Additional paid-in capital                                        38,300              4,000
  Deficit accumulated during exploration stage                      (8,674)              (565)
                                                                  --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          31,326              4,435
                                                                  --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $ 31,826           $  4,925
                                                                  ========           ========


                       See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                     July 10, 2006
                                                Three Months        Nine Months        (inception)
                                                   Ended              Ended             through
                                                   May 31,            May 31,           May 31,
                                                    2007               2007              2007
                                                 -----------        -----------       -----------
REVENUES
  REVENUES                                       $        --        $        --       $        --
                                                 -----------        -----------       -----------
TOTAL REVENUES                                            --                 --                --

PROFESSIONAL FEES                                        750              5,000             5,000
GENERAL & ADMINISTRATIVE EXPENSES                        845              3,109             3,674
                                                 -----------        -----------       -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                1,595              8,109             8,674
                                                 -----------        -----------       -----------

NET INCOME (LOSS)                                $    (1,595)       $    (8,109)      $    (8,674)
                                                 ===========        ===========       ===========

BASIC EARNING (LOSS) PER SHARE                   $     (0.00)       $     (0.01)
                                                 ===========        ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         1,395,652          1,133,333
                                                 ===========        ===========


                       See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                        July 10, 2006
                                                                      Nine Months        (inception)
                                                                        Ended              through
                                                                        May 31,            May 31,
                                                                         2007               2007
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $ (8,109)          $ (8,674)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Due to a Director                                                        10                500
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (8,099)            (8,174)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                  700              1,700
  Additional paid-in capital                                             34,300             38,300
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            35,000             40,000
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                          26,901             31,826

CASH AT BEGINNING OF PERIOD                                               4,925                 --
                                                                       --------           --------
CASH AT END OF YEAR                                                    $ 31,826           $ 31,826
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --
                                                                       ========           ========
  Income Taxes                                                         $     --           $     --
                                                                       ========           ========


                       See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2007


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

                          SOPAC CELLULAR SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2007


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

                          SOPAC CELLULAR SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2007


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

                          SOPAC CELLULAR SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2007


NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from July 10, 2006 (inception) to May 31, 2007 and generated a net loss of $8,674. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $31,826 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

Management plans to raise additional funds through debt or equity offerings as needed. There is no guarantee that the Company will be able to raise any capital through any offerings.

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

                          SOPAC CELLULAR SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2007


NOTE 7. NET OPERATING LOSSES

As of May 31, 2007, the Company has a net operating loss carryforwards of approximately $7,080. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

On April 10, 2007 the Company issued a total of 700,000 shares of common stock to 26 unrelated shareholders for cash at $0.05 per share for a total of $35,000.

As of May 31, 2007 the Company had 1,700,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2007:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 1,700,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $1,595 and $8,109 for the three and nine month periods ended May 31, 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended May 31, 2007 was $1,595. Our net loss from inception through May 31, 2007 was $8,674. Since we have only been incorporated since July 10, 2006, no comparisons are included in this report to previous years.

Cash provided by financing activities from inception through the period ended May 31, 2007 was $40,000 resulting from the sale of common stock to our director, Mr. Ezra E. Ezra, who purchased 1,000,000 shares of our Common Stock at $0.005 per share on July 10, 2006 for proceeds of $5,000 and the sale of 700,000 shares at $0.05 pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-138217, which became effective on November 17, 2006. On April 10, 2007 the offering was completed for proceeds of $35,000.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our current cash balance is $31,826. We estimate it will cost $30,000 to fully implement our business plan. Our director has verbally agreed to loan the company funds to continue operations in a limited scenario until sales will support operations, but he has no legal obligation to do so.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

COMPLETED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

OCTOBER 2006-JUNE 2007

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

We are currently waiting for a date to meet with our Sprint/Nextel representative to arrange for a similar meeting, with their data representative and anticipate that meeting should take place in early July, depending on her availability.

We also began the process of searching for a Marketing and Sales Vice President.

Embarked on conversations with Infiniti Wireless and Ameritel, Inc. to conduct advance credit checks, cell phone and software activations, an overall fulfillment arm for all our future sales.

Completed our offering of registered shares. Filed for and were assigned a CUSIP number and engaged Holladay Stock Transfer as our transfer agent.

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following criteria for the milestones are based on management's estimates only. The projected milestones are approximations only and subject to adjustment based on costs and needs.

JULY-OCTOBER 2007 ($8,250)

Now that the company is funded and ready to become operational, we will continue to search for a Marketing and Sales Vice President and an IT/Operations Manager. These tasks are doubly difficult since we're a startup, don't possess the requisite war chest to afford to pay such talent (other than via a percentage of future revenues, as will be negotiated, if and when revenues are achieved) and since the contribution we will expect from these individuals will be enormous. These individuals will have to work six or seven days a week, become intimately familiar with the rate plans the "service providers" offer and are able to answer just about any type of question a customer or provider will propose. They will also be required to study every nuance of the various cell phone devices we will sell, know how to use them to a) work and b) accommodate software our sales agents will be using. They will also have to receive training on the many types of software solutions and application for each and every industry vertical and create the framework for training others. They will also be required to work together to develop a dynamic website that will interface with our Master Agent's systems and present a valuable shopping and Q &A tool for our customers. They will be required to prepare an Operational Manual and a Compliance Manual for the company. They will also be required to prepare a list containing the universe of corporate customer candidates to target and sell to, as described in the next milestone.

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

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of May 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our August 31, 2006 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-138217.

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


July 16, 2007                       By: /s/ Ezra E. Ezra
                                       -------------------------------------
                                       Ezra E. Ezra, Director, President and
                                       Principal Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


July 16, 2007                       By: /s/ Ezra E. Ezra
                                       -------------------------------------
                                       Ezra E. Ezra, Director, President,
                                       Principal Executive Officer,
                                       Chief Financial Officer and
                                       Principal Accounting Officer