Form 10KSB
period 2007-08-31
SOPAC CELLULAR SOLUTIONS INC.
filed 2007-11-20
CIK 1373444

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended August 31, 2007

                        Commission File Number 333-138217


                          SOPAC CELLULAR SOLUTIONS INC.
             (Exact name of registrant as specified in its charter)

          Nevada                                   5045                          20-5302617
(State or Other Jurisdiction            (Primary Standard Industrial           (IRS Employer
of Incorporation or Organization)        Classification Code Number)         Identification No.)

                           4438 Vesper Avenue, Suite 2
                             Sherman Oaks, CA 91403
                     Phone: (949)355-4559 Fax: (309)423-7471
          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X]

For the fiscal year ended August 31, 2007 the company had no revenue.

As of August 31, 2007, the registrant had 1,700,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of August 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

                                TABLE OF CONTENTS

PART I
Item 1.  Description of Business                                               3
Item 2.  Description of Property                                              12
Item 3.  Legal Proceedings                                                    12
Item 4.  Submission of Matters to a Vote of Securities Holders                12

PART II
Item 5.  Market for Common Equity, Related Stockholder Matters and
          Small Business Issuer Purchases of Equity Securities                12
Item 6.  Management's Discussion and Analysis or Plan of Operation            14
Item 7.  Financial Statements                                                 21
Item 8.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                            32
Item 8A. Controls and Procedures                                              32

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons         32
Item 10. Executive Compensation                                               34
Item 11. Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     35
Item 12. Certain Relationships and Related Transactions                       35
Item 13. Exhibits                                                             36
Item 14. Principal Accountant Fees and Services                               36

Signatures                                                                    36

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

INDUSTRY BACKGROUND

The Cellular Telephony and Internet Association reported that as of April 2006, there existed 207.9 million wireless subscribers and 180 facilities based carriers who generated $113.5 billion dollars in annual revenues, up from 102 billion dollars the year before. Customers consumed 1.5 trillion minutes of use in 2005, up from 1.1 trillion minutes of us in 2004.

Most noticeably, annual wireless data revenues amounted to $8.6 billion, up 86.4% from $4.6 billion the previous year. This, (the wireless data market) is a market in its very early stages of growth and is the target market in which we have chosen to operate, the realm of wireless communications involving large amounts of data, the internet and software and solutions (the applications designed to solve very specific business problems while increasing productivity).

While the cellular industry continues to experience substantial growth, we cannot provide any assurance that we will benefit from the projected industry growth.

THE BUSINESS

Businesses are only interested in proven reliable solutions, and thus not taken to experimenting with technologies that are currently not widely in use. Sopac Cellular Solutions Inc. will identify those technologies that are solid in foundation, yet because of their relative age and perception, not widely used. To be successful the company must find far reaching benefits to previously unsolvable business problems through the use of these technologies. Wireless appliances represent an enormous opportunity because of the sheer scale of use. Companies like Nextel, Sprint, T Mobile and Verizon have spent millions in brick and mortar infrastructure to display and sell their products. Each of them employs talented and knowledgeable representatives capable of demonstrating every last feature of the various products hot off the assembly line. Yet the roll-out of these technologies is reserved for the gadget enthusiast and not widely deployed. The reason for this is simple. While brand new gizmos (cell phones) are flashy and exciting, by themselves they often lack the applications designed to solve very specific business problems. The end result is a product that is nice to have but in most cases something people can live without.

Most people can dream of a potential use for a new technology, but have no practical idea of how to make it happen. Therefore because of the daunting task ahead, often times revert back to an old way of doing things and put off a buying decision until later. The greatest integrator of technology is Apple Computers. They have taken some of the most difficult of tasks and fined tuned their systems to simplify them so that the average person can tackle them with some element of success. The success of Apple Computer lies completely on the company's ability to package a niche solution and solve a problem. We believe we can be successful if we are able to find wireless products which solve specific business issues in a scalable environment. Business solutions generally require a value proposition. We plan to package a blended combination of cutting edge products, enterprise vision, and compelling economics, to execute transactions with corporate partners.

MARKETING AND DISTRIBUTION

Gaining access to corporate decision makers is the key to landing large scalable contracts. Herein lies another strategic component to the Sopac Cellular Solutions Inc.'s business proposition. There are many ways to get your product into the viewing path of a corporate decision maker. A traditional method is marketing which is being done by the manufacturer all the time for retail based products. Sopac Cellular Solutions Inc. has borrowed a page from the traditional specification market and will use this as a method for securing large transactions. Generally speaking a traditional product specification is used by a general contractor to order goods and services. It is very popular in the building industry where products like paint, coatings, flooring, and other products are specified as standards for competing bids between vendors. This is basically an indication by the general contractor that the quality and standards of the products specified meet or exceed the quality needed for the project. Once a company gets its product specified with a large contractor, that product gets put in every specification for similar jobs. That means huge residual sales down the line. Typically product representatives spend a large percentage of their time working through this process before ever seeing a dime of return.

Sopac Cellular Solutions Inc. will proceed along the same sales cycle as those done in the specification market. The first step will be recruiting, as partners, a software manufacturer to design, test and perfect via a pilot project, a customized packaged solution that solves a common but difficult business problem for the target business customer. The second step will be to present the solution to a corporate decision maker and prove the value proposition. The third step will be to bring the parties together (the manufacturer and corporate user and the "service provider") and form a trust that will transcend this transaction but also set the stage for other meaningful deals down the line. The forth step is to design a contract that spells out front and residual costs of the service and products provided. The fifth and most important step is the roll-out. In many cases receiving a volume purchase agreement or specification award is not enough to guarantee success. In the final step Sopac Cellular Solutions Inc. plans to utilize a top-down methodology to market to the various potential clients that inevitably will use the solution. This process is tedious and time consuming and could take as long as two to three years to effectuate.

PERSONNEL AND RESOURCES

During the initial start-up phase of the company Sopac Cellular Solutions Inc. will utilize a skeleton staffing approach and will focus on identifying a few specific solutions and potential transaction candidates. This will be done through executive level presentations and demonstrations. As the company gets closer to signing an agreement with a large corporate user, the need will arise for staffing to present the solution to corporate end-users, outside sales representatives, and other potential buyers to achieve the revenue and residuals. To achieve maximum sale through, it will be important to market directly to everyone who is potentially affected by the specification. In some cases this might be nothing more than a brochure and explanation of the agreement and service/product offerings via a mail offering. In other cases this will be a one on one meeting with department heads responsible for teams of potential users. All of the transactions have the capability to produce initial as well as a long-term income stream.

There will be three types of personnel needed to pursue the plan. Sales, support, and administrative. Sopac Cellular Solutions Inc. will combine the sales and support role into a single entity. These people will be specifically trained in the solution and products offered but also will have an incentive to sell. This will be extremely important in the Sopac Cellular model as the initial customer sales cycle once the transaction agreement and specification is complete; will be a very short one step situation. In almost every case it will end in a sale or rejection. Therefore it is important that a representative have all the tools necessary to demonstrate and sell the solution.

PRINCIPAL PRODUCTS AND THEIR MARKETS

The company will focus on several vertical markets and it will be extremely important to find employees or agents that have specific knowledge of the proposed market and the products that have been developed to support the vertical. One example of a product is NICE OFFICE from a company called eAgency. This product brings the benefits of customer relationship management to the handheld device.

Nice Office is a platform that affords the professional a web cum wireless Contact Management Solution. It brings your entire office into your handset, anywhere, through synchronization with your computer as well as other databases, your account at Nice Office, and your handheld device, your Blackberry, without ever needing cabling or cradling. It houses all your ACT information (ACT is a sophisticated contact and customer manager can be uploaded into Nice Office), along with all your forms, documents and other business data that compose your entire business universe. Amongst other things, you can generate, on demand, reports including:

     Agent Calendar
     Sales and forecasts
     Tasks
     Client
     Commission
     Leads
     Contacts
     Sales Funnel
     Products

You have your office with you at all times. With Nice Office, you can stay in touch with all your contacts and peers and, if you're a manager, use it to access everyone else's data on your Blackberry, be informed on how things are faring "out there" up to the minute, create a range of management reports, anywhere, and disseminate all this up and down your corporate infrastructure, world wide.

Sopac Cellular Solutions Inc. has targeted several prospective large volume user groups to adopt the Nice Office platform on the new upgraded Blackberry handheld devices, and has worked exclusively with Nextel to provide the wireless connectivity solution - Research in Motion (RIM) (Nasdaq: RIMM; TSX: RIM) BlackBerry 7250 Wireless Handheld(TM). Nice Office SFA/CRM software operating on the Blackberry 7250, is for mobile professionals who want to manage their information and remain connected to people via a single, integrated product suite that offers both Web and Wireless accessibility.

In the above case Sopac Cellular Solutions Inc. has identified a product, identified and organized integrated services, and targeted specific customer groups not being reached through traditional marketing channels by the manufacturer. In a sense it is an OEM solution without the huge research and development budget. Traditional electronics manufacturers and software developers tend to partner or even rely upon the other for their inclusion in each others offerings. A great business example of this is Microsoft, Intel, and any computer manufacturer. However these solutions have fallen on the mass marketers such as BestBuy and Circuit City to sell through. Companies like eAgency and Research In Motion are in the same boat. The problem is these tend to be one-off sales opportunities and rarely if ever lead to a corporate-wide deal.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCTS

We have not publicly announced any new products.

COMPETITION

The wireless services industry is evolving rapidly and, despite the consolidation among carriers, it remains highly fragmented and competitive. Most companies in the industry compete on the basis of selection of wireless carriers, cell phone devices, service plans, price, customer service and experience. We believe we will compete favourably on these terms, once properly staffed, since we all share the same providers, handheld devices and rate plans.

Companies that compete with us include:

1. Wireless carriers such as Sprint/Nextel, Verizon, T-Mobile, Cingular, plus some newcomers such as Helio and AMDP, all of whom are our very source of service and cell phone hardware. These companies sell their own wireless services and devices through their own websites, traditional retail operations and, most importantly, the channels that will compete head on head with us, their direct sales forces.

2. Online distributors that sell wireless services and devices for the wireless carriers to consumers through their own websites, such as Amazon.com.

3. Independent market retailers, the kind you find at most strip centers throughout the nation and the mass market retailers that sell wireless services and devices to consumers from their retail store locations, such as Radio Shack, Best Buy, Circuit City and Walmart.

We believe that our ability to provide niche solutions to solving problems on specific issues that businesses have, including limitations on productivity, waste and theft through lack of proper controls, direct savings through the use of certain hardware, software and financing packages, where we are providing a definite value solution, sets us apart from most competitors. Notwithstanding, the very service providers that we will use as well as compete with, as well as certain independent business-to-business marketing and sales companies, make the competition formidable. Most significantly, the service providers have carved themselves out a haven which includes the largest down to intermediate sized companies in the U.S. We are contractually not permitted to compete with the service providers when it comes to these large and intermediate sized company prospects. We are, thus, precluded from marketing to a significant portion of the market universe.

SOURCES AND AVAILABILITY OF PRODUCTS

CELLULAR PHONES: These can and typically are purchased from our Master Agents for each service provider. They can also be purchased from independent cell phone vendors' websites over the internet. Finally, they can be purchased at the various service providers own company owned store locations.

ACTIVATION OF VARIOUS SERVICE PLANS: These are achieved by contacting the credit approval and activation departments of each service provider. We are provided with sub dealer codes that permit us to do that directly.

CELLULAR BUSINESS SOLUTIONS: These are far too many solutions to list, and the list is constantly growing. Existing applications span the entire universe of types of businesses in the nation, both big and small, including companies in the industry verticals delineated below, in "Dependence on One or a Few Major Customers". A single version of application software already discussed earlier is the customized CRM software provided by eAgency.com via their subsidiary, NiceOffice.com.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We feel that, because of the potential wide base of customers for our products, we will not rely on one or few major customers. The industry verticals we'd be targeting, in time, include:

     Construction and Building
     Field Services
     Transportation and Distribution
     Real Estate
     Manufacturing
     Hospitality Services
     Professional Services
     Financial Services
     Insurance

PATENTS AND TRADEMARKS

We do not have, nor do we intend to apply for in the near future, any patents or trademarks.

NEED FOR GOVERNMENTAL APPROVAL OF PRINCIPAL PRODUCTS

We do not require any government approval for the manufacturing or distribution of any of our products.

GOVERNMENT AND INDUSTRY REGULATION

We will be subject to federal laws and regulations that relate directly or indirectly to our operations including securities laws. We will also be subject to common business and tax rules and regulations pertaining to the operation of our business in the United States. The only trade rules that would apply to our business would be taxes. Government regulation of the products we market is a matter handled by the providers of the products we will offer. We expect to continue dealing with established providers and proven products.

RESEARCH AND DEVELOPMENT ACTIVITIES

Other than time spent researching our proposed business we have not spent any funds on research and development activities to date. We do not currently plan to spend any funds on research and development activities in the future.

ENVIRONMENTAL LAWS

Our operations are not subject to any environmental laws.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We currently have one employee, who is our executive officer, namely, Ezra E. Ezra. He is responsible for all operations of our business, and currently devotes approximately 2 hours per week to administrative tasks, but will be available to address his other duties, as and when needed. There are no formal employment agreements between the company and our current employees.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10K-SB annually and Form 10Q-SB quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

RISK FACTORS

SINCE WE ARE A DEVELOPMENT STAGE COMPANY, HAVE GENERATED NO REVENUES AND LACK AN OPERATING HISTORY.

Our company was incorporated in June 2006; we have only recently commenced our business operations; have not yet realized any revenues; and do not anticipate initial revenue from sales until after December 2007, or sales to reach a level to sustain our business operations until June 2008. We have virtually no operating history upon which to base our future prospects. Our management has little in the way of industry contacts in the cellular business. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors, including our ability to attract customers, forge partnership relationships with "service providers" (such as Sprint/Nextel, Verizon Wireless, T-Mobile, possibly Cingular Wireless, and Helio, to name a few) as well as product and solutions suppliers. Our limited operating history also makes it difficult to accurately forecast future revenue and appropriately plan our expenses. Given the rigorous requirements of the infrastructure required to operate in the cellular arena, we may never achieve sales or profitability.

Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with the initial startup of our business as well as its subsequent development. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations.

EZRA E. EZRA, THE PRESIDENT AND DIRECTOR OF THE COMPANY, IS OUR ONLY FULL-TIME EMPLOYEE. HE DOES NOT HAVE ANY PUBLIC COMPANY EXPERIENCE. HE CURRENTLY DEVOTES APPROXIMATELY 2 HOURS PER WEEK TO COMPANY MATTERS. THE COMPANY'S NEEDS COULD EXCEED THE AMOUNT OF TIME OR LEVEL OF EXPERIENCE THAT HE MAY HAVE. THIS COULD RESULT IN HIS INABILITY TO PROPERLY MANAGE COMPANY AFFAIRS, RESULTING IN OUR REMAINING A START-UP COMPANY WITH NO REVENUES OR PROFITS.

Our business plan does not provide for the hiring of any additional employees until sales will support the expense, which is anticipated to be between December 2007 and June 2008. Until that time the responsibility of developing the company's business and fulfilling the reporting requirements of a public company all fall upon our only full-time employee, Ezra E. Ezra. He will be responsible for all marketing and sales to businesses as well as dealing with the service and software/solutions providers. He will also be responsible for the purchasing, warehousing, selling, packaging and shipping of the wireless products/services, i.e., the fulfillment process. In addition all customer service and support will be handled by him.

WE WILL INCUR ONGOING COST AND EXPENSES FOR SEC REPORTING AND COMPLIANCE. WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE.

To be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Securities quoted on the OTCBB that become delinquent in their required filings will be removed following a grace period if they do not make their required filing during that time. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources.

IF WE ARE UNABLE TO OBTAIN, ESTABLISH AND MAINTAIN RELATIONSHIPS WITH THE WIRELESS PRODUCTS AND SOFTWARE SOLUTIONS PROVIDERS WE MAY LOSE CUSTOMERS AND HAVE NO PROFITS.

Our success depends on our ability to be apply for and be approved to operate as sub dealers of Master Agents of each of the various "service providers". Master Agents are approved entities that represent the "service providers", through whom all sub dealers are obligated to conduct all their business with the various "service providers". If our applications are met with disapproval, this would deny us the opportunity to go forward with our plans. Since it will take us until approximately December of 2007 to establish our first sales to businesses, we run the risk of losing our sub dealer status with our Master Agents unless we are able to achieve a modicum of retail sales say, between one and five retail cell phone sales/activations each month. In addition, if we are unable to maintain strong relationships with the Master Agents and one or more of our Master Agents terminates our approved status with them or we are unable to negotiate extensions of these agreements on acceptable terms this would result in our inability to sell and activate wireless service plans on their networks and derail all our stated plans. Further, any unanticipated increase in our rate of deactivation of accounts (customers canceling their service plans prematurely) could result in a decrease in our revenue and cause severe cash flow and other disastrous setbacks. Under basic agreements with wireless carriers, commissions are not earned if the customer's service is deactivated with the carrier before a predetermined period of time, usually between 120 and 210 calendar days. The consequence of a deactivation is that the commission amounts are immediately charged back, in full, against current revenues. An increase in our deactivation rate could prompt the carriers to impose a mandatory reserve against future deactivations with every commission earned, or modify the commission terms with us or even terminate our agreements.

IF WE ARE UNABLE TO OBTAIN WIRELESS PRODUCTS AND SOFTWARE SOLUTIONS THAT WILL MEET OUR CUSTOMERS' DEMANDS ON A TIMELY BASIS WE MAY LOSE CUSTOMERS AND HAVE NO PROFITS.

We intend to purchase, for resale, wireless products and software solutions from a number of manufacturers and suppliers. Because these markets are typically driven by rapid technological advancements, frequent new product introductions and short product lifecycles, our ability to meet our customers' demands depends, in large part, on our suppliers providing us with adequate amounts of products on favorable pricing and terms. Any failure or delay by our suppliers in supplying us with desired products and software solutions, or in providing these products to us on favorable terms, could significantly impair our ability to obtain and deliver products to our customers on a timely and competitive basis.

Additionally, the manufacturers that will supply our wireless products face intense competition from other manufacturers, including some that may have greater financial and other resources. Accordingly, other manufacturers may produce wireless products that are less expensive and superior to or more attractive than those that our suppliers produce and they may also be able to spend significantly more to advertise and market their product offerings. If our suppliers fail to respond on a timely basis to the rapid technological changes that have been characteristic of the wireless communications industry, fail to provide new product offerings that are desired by consumers or are otherwise unable to compete effectively against other manufacturers, the products that we will offer may be less desirable and our business operations could suffer.

OUR BUSINESS AND GROWTH COULD BE HINDERED IF WE FAIL TO RETAIN OUR KEY EMPLOYEE AND ATTRACT ADDITIONAL QUALIFIED PERSONNEL.

Our success depends on the continued service of our President, Ezra E. Ezra, our sole full-time employee. It may be difficult to find a sufficiently qualified individual to replace Mr. Ezra in the event of his death, disability or resignation resulting in our being unable to implement our business plan and the company having no operations or revenues. We do not plan to have key-man insurance on the lives of any of our officers. In addition, in order to support any future growth, we will have to effectively recruit, train and retain additional qualified personnel. By approximately June 2008, we anticipate our sales will have reached a level that will sustain our business operations and allow us to begin hiring employees as necessary.

COMPETITION IN THE WIRELESS SERVICE AND SOFTWARE SOLUTIONS MARKET IS INTENSELY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY IN THIS INDUSTRY RESULTING IN A LACK OF SALES AND REVENUE.

The wireless products and solutions market is intensely competitive. We will compete against a large number of well-established companies with greater product and name recognition and with substantially greater financial, marketing and distribution capabilities than ours, as well as against a large number of smaller specialty distributors. Our largest competitors will include, amongst others, the "Indirect National Sales" departments of, IBM, Siebel, Sprint, Oracle, Nextel, T-Mobile, Cingular and Verizon, to name a few, all of which are publicly-traded companies.

We intend to compete principally on the basis of product/solutions expertise and customer relationship building. The business of distributing wireless products and solutions has relatively low barriers to entry. As a result, additional new competitors may choose to enter our industry.

We must continually anticipate and respond to competitive factors affecting our industry, including new products and solutions, changes in consumer preferences, demographic trends, international, regional and local economic, social and financial conditions and our competitors' discount pricing and promotional programs. As the wireless products and software markets mature and as we seek to enter into additional markets and offer new products, we expect that the competition that we face will intensify. We cannot assure you that we will be successful in this competitive environment.

ITEM 2 - DESCRIPTION OF PROPERTY

We do not currently own any property. Our administrative offices are currently located at the residence of Ezra E. Ezra, which he donates to us on a rent free basis at 4438 Vesper Ave., Suite 2, Sherman Oaks, CA 91403.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended August 31, 2007.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed for quotation on the Over-the-Counter Bulletin Board under the symbol "SOPC". To date there has not been an active trading market.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

Our shares are considered penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     - contains a toll-free telephone number for inquiries on disciplinary actions;

     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;

     - the compensation of the broker-dealer and its salesperson in the transaction;

     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

SHARES AVAILABLE UNDER RULE 144

There are currently 1,000,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. All 1,000,000 shares are held by an affiliate, as that term is defined in Rule 144(a)(1). In general, under Rule 144 as amended, a person who has beneficially owned and held restricted securities for at least one year, including affiliates, may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of(i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. A person who is not deemed an "affiliate" of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited re-sales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

HOLDERS

As of August 31, 2007, we have 1,700,000 Shares of $0.001 par value common stock issued and outstanding held by 27 shareholders of record.

The stock transfer agent for our securities is Holladay Stock Transfer.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We have generated no revenue since inception and have incurred $11,450 in expenses through August 31, 2007.

The following table provides selected financial data about our company for the years ended August 31, 2007 and 2006.

             Balance Sheet Data:           8/31/07          8/31/06
             -------------------           -------          -------
             Cash                          $28,750          $ 4,925
             Total assets                  $28,750          $ 4,925
             Total liabilities             $   200          $   490
             Shareholders' equity          $28,550          $ 4,925

Cash provided by financing activities from inception through the period ended August 31, 2007 was $40,000 resulting from the sale of common stock to our director, Mr. Ezra E. Ezra, who purchased 1,000,000 shares of our Common Stock at $0.005 per share on July 10, 2006 for proceeds of $5,000 and the sale of 700,000 shares at $0.05 pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-138217.

PLAN OF OPERATION

GOING CONCERN

We were issued an opinion by our auditors that raised substantial doubt about our ability to continue as a going concern based on our current financial position.

BUSINESS OPERATIONS OVERVIEW

Our registration statement became effective on November 17, 2006. We completed our offering of 700,000 common shares on April 10, 2007. Our budget is based on operations which will be completely funded by the $35,000 raised through our offering. We currently have $28,750 in cash.

We incurred operating expenses of $10,885 and $565 for the years ended August 31, 2007 and 2006, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the years ended August 31, 2007 and 2006 was $10,885 and $565, respectively.

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

JULY-OCTOBER 2007

We were unsuccessful in identifying both the Marketing and Sales Vice President and IT/Operations Manager types since the contributions we will need from these individuals would be enormous and since they will require a substantial salary and benefits. These functions will have to be performed by Mr. Ezra and other arrangements will also have to be made to develop the company's website. It still will take the better part of six months or more, going forward, to get the company to the point where it can be regarded as a competitive entity in the business to business arena.

We were successful in recruiting two outside salespersons for the company.

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following criteria for the milestones are based on management's estimates only. The projected milestones are approximations only and subject to adjustment based on costs and needs.

NOVEMBER 2007 - JANUARY 2008 ($8,250)

We will attempt to recruit two additional salespeople before we can begin the process of calling on a select number of software developers that provide wireless solutions to businesses and, to arrange to have one or two of their sales/training representatives train our people in the intricacies of each software package, its benefits to business and in sales presentations. We expect these representatives to aid us in making sales calls to potential clients. Training on application software, for each industry will take anywhere from a month to three months.

After these trainings and the creation of our official website, we will start the process of prospecting for customers by establishing relations with bankers, investment banking firms, corporate financiers, law firms, CPA firms and pension plan managers, to name just a few sources. We will first start by recruiting each of them to become our customers first, and then prevail upon them to introduce us to the businesses they buy, sell or service. To help insure this outcome, we will advantage them by providing them with discounts on hardware and software pricing, cutting into our profitability, just so we can obtain the referrals. We will then start the process of contacting these referrals and presenting to them as well as to their referrals.

Our status as sub-dealers with Sprint/Nextel as well as T-Mobile have been terminated because the company has not met sales targets. It has become clear to us that the company will be required to seek a different, more senior (than retail) status of relationship with each of the service providers and the company is pursuing that course of action, while still attempting to regain its sub-dealers status with T-Mobile and Sprint/Nextel . The company is already in conversation with AT&T Wireless to affiliate with them as a DSP (Direct Service Provider) dealing directly with one of their National Account Managers who Mr. Ezra has dealt with in the past. This status will allow the company to be much more competitive on handset pricing as well as rate plans. The company will also pursue similar relationships with the other service providers, including Sprint/Nextel, T-Mobile and Verizon Wireless. There can be no assurance at all, as to whether or not the company will be permitted such status with any or all of these providers.

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

FEBRUARY - APRIL 2008 ($8,350)

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

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbors of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. As we have not registered our securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to us.

ITEM 7 - FINANCIAL STATEMENTS

The audited financial statements for the year ended August 31, 2007 immediately follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
      PCAOB REGISTERED

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Sopac Cellular Solutions Inc. (A Development Stage Company)
Las Vegas, Nevada

We have audited the accompanying balance sheet of Sopac Cellular Solutions Inc. (A Development Stage Company) as of August 31, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for the years ended August 31, 2007 and 2006 and from inception July 10, 2006, through August 31, 2007, and the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sopac Cellular Solutions Inc (A Development Stage Company) as of August 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended August 31, 2007 and 2006 and from inception July 10, 2006, through August 31, 2006 and the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's net losses and accumulated deficit of $11,450 as of August 31, 2007 raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
---------------------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
October 18, 2007


               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                       (702) 253-7511 Fax (702) 253-7501

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                  August 31,         August 31,
                                                                     2007               2006
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 28,750           $  4,925
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 28,750              4,925
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 28,750           $  4,925
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Due to a Director                                            $    200           $    490
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                               200                490
                                                                   --------           --------

      TOTAL LIABILITIES                                                 200                490
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 1,700,000 and 1,000,000 shares issued and
   outstanding as of August 31, 2007 and August 31, 2006              1,700              1,000
  Additional paid-in capital                                         38,300              4,000
  Deficit accumulated during exploration stage                      (11,450)              (565)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           28,550              4,435
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 28,750           $  4,925
                                                                   ========           ========


                       See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                         July 10, 2006
                                                                                          (inception)
                                                 Year Ended           Year Ended            through
                                                 August 31,           August 31,           August 31,
                                                    2007                 2006                 2007
                                                 ----------           ----------           ----------
REVENUES
  REVENUES                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

PROFESSIONAL FEES                                     5,750                5,750
GENERAL & ADMINISTRATIVE EXPENSES                     5,135                  565                5,700
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              10,885                  565               11,450
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $  (10,885)          $     (565)          $  (11,450)
                                                 ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE                   $    (0.01)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        1,623,288            1,000,000
                                                 ==========           ==========


                       See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
             From July 10, 2006 (Inception) through August 31, 2007
--------------------------------------------------------------------------------

                                                                                    Deficit
                                                                                  Accumulated
                                                       Common      Additional       During
                                         Common        Stock        Paid-in       Development
                                          Stock        Amount       Capital          Stage        Total
                                          -----        ------       -------          -----        -----
BALANCE, JULY 10, 2006                         --     $    --       $     --        $     --     $     --
                                       ----------     -------       --------        --------     --------
Stock issued for cash on July 10,
 2006 @ $0.005 per share                1,000,000       1,000          4,000                        5,000

Net loss, August 31, 2006                                                               (565)        (565)
                                       ----------     -------       --------        --------     --------
BALANCE, AUGUST 31, 2006                1,000,000     $ 1,000       $  4,000        $   (565)    $  4,435
                                       ==========     =======       ========        ========     ========
Stock issued for cash on
 April 10, 2007 @ $0.05
 per share                                700,000         700         34,300                       35,000

Net loss,  August 31, 2007                                                           (10,885)     (10,885)
                                       ----------     -------       --------        --------     --------

BALANCE, AUGUST 31, 2007                1,700,000     $ 1,700       $ 38,300        $(11,450)    $ 28,550
                                       ==========     =======       ========        ========     ========

                       See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      July 10, 2006
                                                                                                       (inception)
                                                                  Year Ended         Year Ended          through
                                                                  August 31,         August 31,         August 31,
                                                                     2007               2006               2007
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(10,885)          $   (565)          $(11,450)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
     Due to a Director                                                 (290)               490                200
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (11,175)               (75)           (11,250)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              700              1,000              1,700
  Additional paid-in capital                                         34,300              4,000             38,300
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        35,000              5,000             40,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      23,825              4,925             28,750

CASH AT BEGINNING OF PERIOD                                           4,925                 --                 --
                                                                   --------           --------           --------
CASH AT END OF YEAR                                                $ 28,750           $  4,925           $ 28,750
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========
  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                       See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2007


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

SOPAC Cellular Solutions Inc. (the Company) was incorporated under the laws of the State of Nevada on July 10, 2006. The Company was formed to provide wireless solutions to corporate customers.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization, development of its business plan and very limited operations.

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

                          SOPAC CELLULAR SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2007


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

                          SOPAC CELLULAR SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2007


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

                          SOPAC CELLULAR SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2007


NOTE 3. GOING CONCERN

The  accompanying  financial  statements are presented on a going concern basis.
The  Company  had  limited  operations  during  the  period  from July 10,  2006
(inception) to August 31, 2007 and generated a net loss of $11,450. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $28,750 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario.

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

                          SOPAC CELLULAR SOLUTIONS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2007


NOTE 7. NET OPERATING LOSSES

As of August 31, 2007, the Company has a net operating loss carryforwards of approximately $11,450. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of August 31, 2007 the Company had 1,700,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2007:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 1,700,000 shares issued and outstanding.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our directors are elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Our officers are appointed by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, address, age and position of our officer and director is set forth below:

         Name and Address               Age         Position(s)
         ----------------               ---         -----------

     Ezra E. Ezra                       60        President, CEO
     4438 Vesper Avenue, Suite 2                  Secretary, Treasurer
     Sherman Oaks, California 91423               CFO & Director

The person named above has held his offices/positions since inception of our Company and is expected to hold said offices/positions until the next annual meeting of our stockholders. The officer and director is our only officer, director, promoter and control person.

BACKGROUND INFORMATION ABOUT OUR OFFICER AND DIRECTOR

Eric Ezra has been the CEO, CFO, Director, President, Secretary and Treasurer of the company since inception. From March to May 2000, he was an Associate with the Los Angeles, CA based Financial Public Relations firm, Magnum Financial Group. From March 1998 to March 1999, he was a Consultant to Interlink Rehab of California, a company that provides rehab services to hospitals and nursing homes. From 1990 until 1998, he was the Chairman and CEO of Brentwood Equity Corp., a holding company, that owned and operated a large health care provider of rehab services, physical and occupational therapy and speech language pathology, to acute care hospitals and skilled nursing facilities, from the central coast of California to the Mexican border. The company at one time employed as many as 350 full, part-time and per diem employees. Prior to 1990, he was the Managing Director of Drake Capital, a Santa Monica, CA based Investment Banking firm. For most of his life prior to that he was a licensed broker with such firms as Ladenburg Thalmann, Morgan Olmstead Kennedy and Gardner, Cantor Fitzgerald, Drexel Burnham Lambert and Hardy & Co.

Mr. Ezra attended Tulane University, studying Economics, and attended Elphinstone College in Bombay, India. He will devote his time as required to the business of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

We intend to ensure to the best of our ability that all Section 16(a) filing requirements applicable to our officer, director and greater than ten percent beneficial owners are complied with in a timely fashion.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and a sole officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 10 - EXECUTIVE COMPENSATION

Currently, our sole officer and director is not being compensated for his services during the development stage of our business operations.

The officer and director is reimbursed for any out-of-pocket expenses he incurs on our behalf. In addition, in the future, we may approve payment of salaries, but currently, no such plans have been approved. We also do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employees.

In addition, our officer, director or employee is not party to any employment agreements.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------

Ezra E. Ezra    2007     0         0           0            0          0            0             0         0
CEO, CFO,       2006     0         0           0            0          0            0             0         0
President,
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Ezra E.        0              0              0           0           0           0            0           0            0
Ezra

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Ezra E. Ezra         0         0           0            0                0               0            0

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our director, officer and key employee, individually and as a group, and the present owner of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

         Name and Address                   No. of             Percentage
         Beneficial Owner                   Shares            of Ownership
         ----------------                   ------            ------------

     Ezra E. Ezra                          1,000,000               59%
     4438 Vesper Avenue, Suite 2
     Sherman Oaks, CA 91423

     All Officers and
      Directors as a Group (1)             1,000,000               59%

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We do not currently own any property. Our administrative offices are currently located at the residence of Ezra E. Ezra, which he donates to us on a rent free basis at 4438 Vesper Ave., Suite 2, Sherman Oaks, CA 91403. The space we occupy as a general administrative office is approximately 400 sq. ft. and we share the office equipment. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the company. There is no written lease agreement or other material terms or arrangements relating to said arrangement.

On June 1, 2006, the Company issued 1,000,000 shares of its $0.001 par value common stock to Mr. Ezra E. Ezra, an officer and director of the Company in exchange for cash in the amount of $5,000, or $0.005 per share.

We do not currently have any conflicts of interest by or among our current officers, directors, key employees or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 13 - EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                   Description
     ------                   -----------

        3(i)         Articles of Incorporation*
        3(ii)        Bylaws*
       31.1          Sec. 302 Certification of CEO
       31.2          Sec. 302 Certification of CFO
       32.1          Sec. 906 Certification of CEO
       32.2          Sec. 906 Certification of CFO

----------
* Included in our original SB-2 filed with the Securities & Exchange Commission on October 26, 2006 under File Number 333-138217.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the year ended August 31, 2007, the total fees charged to the company for audit services, including quarterly reviews, were $4,250, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

For the year ended August 31, 2006, no fees were charged to the company for audit services, audit-related services, tax or other services.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


November 19, 2007           By: /s/ Ezra E. Ezra
                                ------------------------------------------------
                                Ezra E. Ezra, Director, President and
                                Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer