Form 10QSB
period 2007-11-30
SOPAC CELLULAR SOLUTIONS INC.
filed 2008-01-14
CIK 1373444

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended November 30, 2007

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

                                  Ezra E. Ezra
                           4438 Vesper Avenue, Suite 2
                             Sherman Oaks, CA 91403
                     Phone: (949)355-4559 Fax: (309)423-7471
            (Name, address and telephone number of agent for service)

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

There were 1,700,000 shares of common stock issued and outstanding on November 30, 2007.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                  November 30,        August 31,
                                                                     2007               2007
                                                                   --------           --------
                                                                  (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 25,749           $ 28,750
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 25,749             28,750
                                                                   --------           --------

TOTAL ASSETS                                                       $ 25,749           $ 28,750
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Due to a Director                                                $    100           $    200
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                               100                200
                                                                   --------           --------

TOTAL LIABILITIES                                                       100                200
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 1,700,000 shares issued and outstanding
   as of November 30, 2007 and August 31, 2007                        1,700              1,700
  Additional paid-in capital                                         38,300             38,300
  Deficit accumulated during exploration stage                      (14,351)           (11,450)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           25,649             28,550
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 25,749           $ 28,750
                                                                   ========           ========


                       See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                      July 10, 2006
                                            Three Months         Three Months          (inception)
                                               Ended                Ended               through
                                             November 30,         November 30,         November 30,
                                                2007                 2006                 2007
                                             ----------           ----------           ----------
REVENUES
  Revenues                                   $       --           $       --           $       --
                                             ----------           ----------           ----------
TOTAL REVENUES                                       --                   --                   --

PROFESSIONAL FEES                                 2,000                3,500                7,750
GENERAL & ADMINISTRATIVE EXPENSES                   901                1,662                6,601
                                             ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES           2,901                5,162               14,351
                                             ----------           ----------           ----------

NET INCOME (LOSS)                            $   (2,901)          $   (5,162)          $  (14,351)
                                             ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE               $    (0.00)          $    (0.01)
                                             ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    1,700,000            1,000,000
                                             ==========           ==========


                       See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                                      July 10, 2006
                                                                Three Months       Three Months        (inception)
                                                                   Ended              Ended             through
                                                                 November 30,       November 30,       November 30,
                                                                    2007               2006               2007
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (2,901)          $ (5,162)          $(14,351)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Due to a Director                                                 (100)             2,000                100
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (3,001)            (3,162)           (14,251)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --
                                                                  --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --              1,700
  Additional paid-in capital                                            --                 --             38,300
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             40,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (3,001)            (3,162)            25,749

CASH AT BEGINNING OF PERIOD                                         28,750              4,925                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $ 25,749           $  1,763           $ 25,749
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                       See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 2007
                                  (Unaudited)


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

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 2007
                                  (Unaudited)


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

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 2007
                                  (Unaudited)


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

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 2007
                                  (Unaudited)


NOTE 3. GOING CONCERN

The  accompanying  financial  statements are presented on a going concern basis.
The Company had limited operations during the period from July 10, 2006 (inception) to November 30, 2007 and generated a net loss of $14,351. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $25,649 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario.

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

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 2007
                                  (Unaudited)


NOTE 7. NET OPERATING LOSSES

As of November 30, 2007, the Company has a net operating loss carryforwards of approximately $14,351. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of November 30, 2007 the Company had 1,700,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2007:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 1,700,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $2,901 for the three month period ended November 30, 2007. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended May 31, 2007 and 2006 was $2,901 and 5,162, respectively, with no revenues for either period. Our net loss from inception through November 30, 2007 was $14,351.

Cash provided by financing activities from inception through the period ended November 30, 2007 was $40,000 resulting from the sale of common stock to our director, Mr. Ezra E. Ezra, who purchased 1,000,000 shares of our Common Stock at $0.005 per share on July 10, 2006 for proceeds of $5,000 and the sale of 700,000 shares at $0.05 pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-138217, which became effective on November 17, 2006. On April 10, 2007 the offering was completed for proceeds of $35,000.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our current cash balance is $25,749. We estimate it will cost $30,000 to fully implement our business plan. Our director has verbally agreed to loan the company funds to continue operations in a limited scenario until sales will support operations, but he has no legal obligation to do so.

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

We requested a meeting with T-Mobile's "data representative". This individual is responsible for providing information and training to T-Mobile sub-dealerships such as SOPAC, on the various software and business solutions T-Mobile makes available to present to industry customers, or prospective customers. The data rep will also make himself or herself available to make sales calls to new customer candidates.

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

DECEMBER 2007 - JANUARY 2008 ($8,250)

Our status as sub-dealers of the Master Agents of service providers Sprint/Nextel as well as T-Mobile have been terminated, their reason being that the company had not met retail sales targets, this notwithstanding the fact that we made abundantly it clear to these Master Agents that we weren't a retail operation and that it would be a matter of a year or more before we could even get to the point that we'd be ready to make our first physical sales presentations. It has become clear to us that the company will be required to seek a different, more senior (than retail) status of relationship with each of the service providers and the company is pursuing that course of action, while still attempting to regain its sub-dealers status with T-Mobile and Sprint/Nextel . There can be no assurance at all, as to whether or not the company will be permitted such status with any or all of these providers, on either the retail or more senior (partnership) level.

All our plans going forward have come to a halt and will remain so until we have successfully established a partnership relationship with at least one of the Service Providers. In the pursuance of these partnership relations, with Sprint/Nextel, AT&T and Verizon Wireless, Inc., we have enlisted and are receiving help from a senior AT&T national executive, a former Nextel executive and the head of Marketing of our Verizon Master Agent, Celluphone Inc. We will commence moving forward with our business plan as soon as any one of these relationships is established. At this point, our existing sales people wait on the sidelines until such time as it's time for them to get to work.

Once operations have resumed, we will attempt to recruit two additional salespeople before we can begin the process of calling on a select number of software developers that provide wireless solutions to businesses and, to arrange to have one or two of their sales/training representatives train our people in the intricacies of each software package, its benefits to business and in sales presentations. We expect these representatives to aid us in making sales calls to potential clients. Training on just one application software, for each industry, will take anywhere from a month to three months.

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

We will continue to search for a Marketing and Sales Vice President and an IT/Operations Manager. These tasks are doubly difficult since we're a startup, don't possess the requisite funds to afford to pay such talent (other than via a percentage of future revenues, as will be negotiated, if and when revenues are achieved) and since the contribution we will expect from these individuals will be substantial. These individuals will have to work six or seven days a week, become intimately familiar with the rate plans the "service providers" offer and are able to answer just about any type of question a customer or provider will propose. They will also be required to study every nuance of the various cell phone devices we will sell, know how to use them to a) work and b) accommodate software our sales agents will be using. They will also have to receive training on the many types of software solutions and application for each and every industry vertical and create the framework for training others. They will also be required to work together to develop a dynamic website that will interface with our Master Agent's systems and present a valuable shopping and Q &A tool for our customers. They will be required to prepare an Operational Manual and a Compliance Manual for the company. They will also be required to prepare a list containing the universe of corporate customer candidates to target and sell to, as described in the next milestone.

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

JANUARY 2009 - JULY 2009

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

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of November 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our August 31, 2007 audited financial statements and notes thereto, which can be found in our Form 10K-SB on the SEC website at www.sec.gov under our SEC File Number 333-138217.

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


January 14, 2008                        By: /s/ Ezra E. Ezra
                                            ------------------------------------
                                           Ezra E. Ezra, Director, President and
                                           Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


January 14, 2008                        By: /s/ Ezra E. Ezra
                                            ------------------------------------
                                            Ezra E. Ezra, Director, President,
                                            Principal Executive Officer,
                                            Chief Financial Officer and
                                            Principal Accounting Officer