Form 10QSB
period 2008-02-29
SOPAC CELLULAR SOLUTIONS INC.
filed 2008-03-31
CIK 1373444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008

                        Commission file number 333-138217


                         SOPAC CELLULAR SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                           4438 Vesper Avenue, Suite 2
                             Sherman Oaks, CA 91403
          (Address of principal executive offices, including zip code)

                                  (949)355-4559
                     (Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,700,000 shares as of February 29, 2008

ITEM 1. FINANCIAL STATEMENTS

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                  February 29,       August 31,
                                                                     2008               2007
                                                                   --------           --------
                                                                  (unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 23,166           $ 28,750
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 23,166             28,750
                                                                   --------           --------

TOTAL ASSETS                                                       $ 23,166           $ 28,750
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Due to a Director                                                $     --           $    200
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                --                200
                                                                   --------           --------

TOTAL LIABILITIES                                                        --                200
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 1,700,000 shares issued and outstanding
   as of February 29, 2008 and August 31, 2007                        1,700              1,700
  Additional paid-in capital                                         38,300             38,300
  Deficit accumulated during exploration stage                      (16,834)           (11,450)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           23,166             28,550
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 23,166           $ 28,750
                                                                   ========           ========


                       See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                             July 10, 2006
                                         Three Months     Three Months      Six Months       Six Months       (inception)
                                            Ended            Ended            Ended            Ended            through
                                          February 29,     February 28,     February 29,     February 28,     February 29,
                                             2008             2007             2008             2007             2008
                                          ----------       ----------       ----------       ----------       ----------
REVENUES
  Revenues                                $       --       $       --       $       --       $       --       $       --
                                          ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                                    --               --               --               --               --

PROFESSIONAL FEES                              1,000              750            3,000            4,250            8,750
GENERAL & ADMINISTRATIVE EXPENSES              1,483              603            2,384            2,265            8,084
                                          ----------       ----------       ----------       ----------       ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES        2,483            1,353            5,384            6,515           16,834
                                          ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)                         $   (2,483)      $   (1,353)      $   (5,384)      $   (6,515)      $  (16,834)
                                          ==========       ==========       ==========       ==========       ==========

BASIC EARNING (LOSS) PER SHARE            $    (0.00)      $    (0.00)      $    (0.00)      $    (0.01)
                                          ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 1,700,000        1,000,000        1,700,000        1,000,000
                                          ==========       ==========       ==========       ==========


                       See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                      July 10, 2006
                                                                 Six Months         Six Months         (inception)
                                                                   Ended              Ended              through
                                                                 February 29,       February 28,       February 29,
                                                                    2008               2007               2008
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (5,384)          $ (6,515)          $(16,834)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
     Due to a Director                                                (200)             2,200                 --
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (5,584)            (4,315)           (16,834)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                --                 --             40,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             40,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (5,584)            (4,315)            23,166

CASH AT BEGINNING OF PERIOD                                         28,750              4,925                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $ 23,166           $    610           $ 23,166
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                       See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                February 29, 2008


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

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                February 29, 2008


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

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                February 29, 2008


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

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                February 29, 2008


NOTE 3. GOING CONCERN

The  accompanying  financial  statements are presented on a going concern basis.
The Company had limited operations during the period from July 10, 2006 (inception) to February 29, 2008 and generated a net loss of $16,834. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $23,166 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario.

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

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                February 29, 2008


NOTE 7. NET OPERATING LOSSES

As of February 29, 2008, the Company has a net operating loss carryforwards of approximately $16,834. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of February 29, 2008 the Company had 1,700,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 29, 2008:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 1,700,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-Q that are attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $2,483 for the three month period ended February 29, 2008. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended February 29, 2008 and 2007 was $2,483 and $1,353, respectively, with no revenues for either period. Our net loss from inception through February 29, 2008 was $16,834.

Cash provided by financing activities from inception through the period ended February 29, 2008 was $40,000 resulting from the sale of common stock to our director, Mr. Ezra E. Ezra, who purchased 1,000,000 shares of our Common Stock at $0.005 per share on July 10, 2006 for proceeds of $5,000 and the sale of 700,000 shares at $0.05 pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-138217, which became effective on November 17, 2006. On April 10, 2007 the offering was completed for proceeds of $35,000.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 29, 2008 was $23,166, with no outstanding liabilities. We estimate it will cost $30,000 to fully implement our business plan. Our director has verbally agreed to loan the company funds to continue operations in a limited scenario until sales will support operations, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception to February 29, 2008.

PLAN OF OPERATION

The following criteria for the milestones are based on management's estimates only. The projected milestones are approximations only and subject to adjustment based on costs and needs.

The company has not as yet been successful in establishing partnerships with suppliers such as Sprint/Nextel, AT&T and Verizon Wireless. We continue to pursue at least one such relationship we feel we have the best chance of achieving success with. We are also attempting to establish partnerships with "Integrators", where we will refer medium and large businesses clients to them, with the understanding that, having done so, we will have earned the privilege of profiting by servicing the customers wireless needs. Using this approach, once we have a wireless client in hand, we can contact any of the service providers and present them with our customer "on a platter", as it were. We will do business with the provider that offers us the best economic deal for the benefit of the client as well as for our company.

Our two outside salesmen are still dedicated to commencing work once we're set up to do so. Once operations have resumed, we will attempt to recruit two additional salespeople before we can begin the process of calling on a select number of software developers that provide wireless solutions to businesses and, to arrange to have one or two of their sales/training representatives train our people in the intricacies of each software package, its benefits to business and in sales presentations. Training on just one application software, for each industry, will take anywhere from a month to three months.

After these trainings and the creation of our official website, we will start the process of prospecting for customers by establishing relations with bankers, investment banking firms, corporate financiers, law firms, CPA firms and pension plan managers. We will first start by recruiting each of them to become our customers first, and then prevail upon them to introduce us to the businesses they buy, sell or service.

We will continue to search for a Marketing and Sales Vice President and an IT/Operations Manager. These tasks are difficult since we're a startup, don't possess the requisite funds to afford to pay such talent (other than via a percentage of future revenues, as will be negotiated, if and when revenues are achieved) and since the contribution we will expect from these individuals will be substantial. These individuals will have to:

     1. Become intimately familiar with the rate plans the service providers offer and be able to answer the many questions a customer or provider will propose.
     2. Study every nuance of the various cell phone devices we will sell, know how to use them to a) work and b) accommodate software our sales agents will be using.
     3. Receive training on the many types of software solutions and application for each and every industry vertical and create the framework for training others.
     4. Develop a dynamic website that will interface with our Master Agent's systems and present a valuable shopping and Q &A tool for our customers.
     5.   Prepare an Operational Manual and a Compliance Manual for the company.
     6. Prepare a list containing the universe of corporate customer candidates to target and sell to.

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

We will start the process of prospecting business customers both small and large. Each business lead we develop will require customized solutions, it could take between 60 days to as much as two years (depending on the size of the business concern and its required solution) before a contract can be entered into, between the customer, our firm, the service provider and the software solutions developer.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2008.

Sopac Cellular Solutions, Inc.


/s/ Ezra E. Ezra
----------------------------------------------------------
By: Ezra E. Ezra
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer & Sole Director)