Form 10-Q
period 2008-05-31
SOPAC CELLULAR SOLUTIONS INC.
filed 2008-07-10
CIK 1373444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,700,000 shares as of May 31, 2008

ITEM 1. FINANCIAL STATEMENTS

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                    May 31,           August 31,
                                                                     2008               2007
                                                                   --------           --------
                                                                  (unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 20,384           $ 28,750
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 20,384             28,750
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 20,384           $ 28,750
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Due to a Director                                                $    100           $    200
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                               100                200
                                                                   --------           --------
      TOTAL LIABILITIES                                                 100                200
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 1,700,000 shares issued and outstanding
   as of May 31, 2008 and August 31, 2007                             1,700              1,700
  Additional paid-in capital                                         38,300             38,300
  Deficit accumulated during exploration stage                      (19,716)           (11,450)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           20,284             28,550
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 20,384           $ 28,750
                                                                   ========           ========


                       See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
                                  (unaudited)
--------------------------------------------------------------------------------

                                                                                                              July 10, 2006
                                           Three Months     Three Months      Nine Months      Nine Months     (inception)
                                              Ended            Ended            Ended            Ended           through
                                              May 31,          May 31,          May 31,          May 31,          May 31,
                                               2008             2007             2008             2007             2008
                                            ----------       ----------       ----------       ----------       ----------
REVENUES
  Revenues                                  $       --       $       --       $       --       $       --       $       --
                                            ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                                      --               --               --               --               --

PROFESSIONAL FEES                                1,500              750            4,500            5,000           10,250
GENERAL & ADMINISTRATIVE EXPENSES                1,382              845            3,766            3,109            9,466
                                            ----------       ----------       ----------       ----------       ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES          2,882            1,595            8,266            8,109           19,716
                                            ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)                           $   (2,882)      $   (1,595)      $   (8,266)      $   (8,109)      $  (19,716)
                                            ==========       ==========       ==========       ==========       ==========

BASIC EARNING (LOSS) PER SHARE              $    (0.00)      $    (0.00)      $    (0.00)      $    (0.01)
                                            ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   1,700,000        1,395,652        1,700,000        1,133,333
                                            ==========       ==========       ==========       ==========


                       See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                       July 10, 2006
                                                                  Nine Months        Nine Months        (inception)
                                                                    Ended              Ended             through
                                                                    May 31,            May 31,            May 31,
                                                                     2008               2007               2008
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (8,266)          $ (8,109)          $(19,716)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
     Due to a Director                                                 (100)                10                100
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (8,366)            (8,099)           (19,616)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                 --             35,000             40,000
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --             35,000             40,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      (8,366)            26,901             20,384

CASH AT BEGINNING OF PERIOD                                          28,750              4,925                 --
                                                                   --------           --------           --------

CASH AT END OF YEAR                                                $ 20,384           $ 31,826           $ 20,384
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========

  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                       See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


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

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


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

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


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

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


NOTE 3. GOING CONCERN

The  accompanying  financial  statements are presented on a going concern basis.
The Company had limited operations during the period from July 10, 2006 (inception) to May 31, 2008 and generated a net loss of $19,716. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $20,384 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario.

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

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


NOTE 7. NET OPERATING LOSSES

As of May 31, 2008, the Company has a net operating loss carryforwards of approximately $19,716. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of May 31, 2008 the Company had 1,700,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2008:

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

We incurred operating expenses of $2,882 for the three month period ended May 31, 2008. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended May 31, 2008 and 2007 was $2,882 and $1,595, respectively, with no revenues for either period. Our net loss from inception through May 31, 2008 was $19,716.

Cash provided by financing activities from inception through the period ended May 31, 2008 was $40,000 resulting from the sale of common stock to our director, Mr. Ezra E. Ezra, who purchased 1,000,000 shares of our Common Stock at $0.005 per share on July 10, 2006 for proceeds of $5,000 and the sale of 700,000 shares at $0.05 pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-138217, which became effective on November 17, 2006. On April 10, 2007 the offering was completed for proceeds of $35,000.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2008 was $20,384, with $100 in outstanding liabilities. We estimate it will cost $30,000 to fully implement our business plan. Our director has verbally agreed to loan the company funds to continue operations in a limited scenario until sales will support operations, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception to May 31, 2008.

PLAN OF OPERATION

The following criteria for the milestones are based on management's estimates only. The projected milestones are approximations only and subject to adjustment based on costs and needs.

The company has not yet been successful in establishing partnerships with suppliers such as Sprint/Nextel, AT&T and Verizon Wireless. We will continue to try to identify and establish partnerships with "Integrators", where we will refer medium and large businesses clients to them, with the understanding that, having done so, we will have earned the privilege of profiting by servicing these clients' wireless needs, with the support of the integrators. Using this approach, once we have established a client and received orders for software and cellular lines, we believe we can then approach the service providers, who will partner with us, since we will be bringing clients and orders to them. We will do business with the provider that offers us the best economic deal for the benefit of the client as well as for our company.

Our two outside salesmen are still dedicated to commencing work once we're set up to do so. Once we believe operations will support them, we will attempt to recruit two additional salespeople before we can begin the process of calling on a select number of software developers that provide wireless solutions to businesses and, to arrange to have one or two of their sales/training representatives train our people in the intricacies of each software package, its benefits to business and in sales presentations. Training on just one application software, for each industry, will take anywhere from a month to three months.

After these trainings and the creation of our official website, we will start the process of prospecting for customers by establishing relations with bankers, investment banking firms, corporate financiers, law firms, CPA firms and pension plan managers. We will start by recruiting each of them to become our customers first, and then prevail upon them to introduce us to the businesses they buy, sell or service.

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

We will also begin the process of calling each of a very large number of business software manufacturers that provide wireless solutions to businesses across the board. We will attempt to arrange to have these software manufacturers send one or two representatives of their own to provide us with a series of training and sales meetings, for our own salespeople, once we've been successful in hiring them. We will also attempt to impose upon these representatives to aid us when making sales calls to potential large business clients.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 9, 2008.

Sopac Cellular Solutions, Inc.


    /s/ Ezra E. Ezra
    --------------------------------------
By: Ezra E. Ezra
    (Principal Executive Officer,
    Principal Financial Officer,
    Principal Accounting Officer &
    Sole Director)