Form 10-K
period 2008-08-31
SOPAC CELLULAR SOLUTIONS INC.
filed 2008-12-01
CIK 1373444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2008

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

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of August 31, 2008, the registrant had 1,700,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of August 31, 2008.

                          SOPAC CELLULAR SOLUTIONS INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        9
Item 2.  Properties                                                         11
Item 3.  Legal Proceedings                                                  11
Item 4.  Submission of Matters to a Vote of Securities Holders              12

                                 Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                  12
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Plan of Operation                                                  15
Item 8.  Financial Statements                                               21
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                               32
Item 9A. Controls and Procedures                                            32

                                Part III

Item 10. Directors and Executive Officers                                   34
Item 11. Executive Compensation                                             25
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    37
Item 13. Certain Relationships and Related Transactions                     37
Item 14. Principal Accounting Fees and Services                             38

                                 Part IV

Item 15. Exhibits                                                           38

Signatures                                                                  38

                                     PART I

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-K that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-K that are attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1. BUSINESS

INDUSTRY BACKGROUND

The wireless data market is a market in its very early stages of growth and is the target market in which we have chosen to operate, the realm of wireless communications involving large amounts of data, the internet and software and solutions (the applications designed to solve very specific business problems while increasing productivity).

While the cellular industry continues to experience substantial growth, we cannot provide any assurance that we will benefit from the projected industry growth.

THE BUSINESS

Businesses are only interested in proven reliable solutions, and thus not taken to experimenting with technologies that are currently not widely in use. Sopac Cellular Solutions Inc. will identify those technologies that are solid in foundation, yet because of their relative age and perception, not widely used. To be successful the company must find far reaching benefits to previously unsolvable business problems through the use of these technologies. Wireless appliances represent an enormous opportunity because of the sheer scale of use. Companies like Sprint/Nextel, T Mobile and Verizon have spent millions in brick and mortar infrastructure to display and sell their products. Each of them employs talented and knowledgeable representatives capable of demonstrating every last feature of the various products hot off the assembly line. Yet the roll-out of these technologies is reserved for the gadget enthusiast and not widely deployed. The reason for this is simple. While brand new gizmos (cell phones) are flashy and exciting, by themselves they often lack the applications designed to solve very specific business problems. The end result is a product that is nice to have but in most cases something people can live without.

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

PERSONNEL AND RESOURCES

During the initial start-up phase of the company Sopac Cellular Solutions Inc. will utilize a skeleton staff to, in concert with representatives of the service providers and the application solutions manufacturers, make executive level presentations and demonstrations, and when necessary conduct pilot programs to prove up the return on investment to the client candidate. As the company gets closer to signing an agreement with a large corporate user, the need will arise for staffing to achieve maximum sale through. It will be important to market directly to everyone who is potentially affected by the specification. In some cases this might be nothing more than a brochure and explanation of the agreement and service / product offerings via a mail offering. In other cases this will be a one on one meeting with department heads responsible for teams of potential users, or the service providers will handle all the marketing and sales for the company. All of the transactions have the capability to produce initial as well as a long-term income stream.

There will be three types of personnel needed to pursue the plan. Sales, support, and administrative. Initially, Sopac Cellular Solutions Inc. will combine the marketing, sales and support roles and they will be conducted by each salesperson. These people will be specifically trained in the solution and products offered but also will have an incentive to sell. This will be extremely important in the Sopac Cellular model as the initial customer sales cycle once the transaction agreement and specification is complete; will be a very short one step situation. In almost every case it will end in a sale or rejection. Therefore it is important that a representative have all the tools necessary to demonstrate and sell the solution.

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

Agent Calendar
Sales and forecasts
Tasks
Client
Commission
Leads
Sales Funnel
Products

You have your office with you at all times. With Nice Office, you can stay in touch with all your contacts and peers and, if you're a manager, use it to access everyone else's data on your Blackberry, be informed on how things are faring "out there" up to the minute, create a range of management reports, anywhere, and disseminate all this up and down your corporate infrastructure, worldwide.

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

In the above case Sopac Cellular Solutions Inc. has identified a product, identified and organized integrated services, and targeted specific customer groups not being reached through traditional marketing channels by the manufacturer. In a sense it is an OEM solution without the huge research and development budget. Traditional electronics manufacturers and software developers tend to partner or even rely upon the other for their inclusion in each other's offerings. A great business example of this is Microsoft, Intel, and any computer manufacturer. However these solutions have fallen on the mass marketers such as BestBuy and Circuit City to sell through. Companies like eAgency and Research In Motion are in the same boat. The problem is these tend to be one-off sales opportunities and rarely if ever lead to a corporate-wide deal.

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

Companies that compete with us include:

1. Wireless carriers such as Sprint/Nextel, Verizon, T-Mobile and AT&T, all of whom are our very source of service and cell phone hardware. These companies sell their own wireless services and devices through their own websites, traditional retail operations and, most importantly, the channels that will compete head on head with us, their direct sales forces.

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

We believe that our ability to provide niche solutions to solving problems on specific issues that businesses have, including limitations on productivity, waste and theft through lack of proper controls, direct savings through the use of certain hardware, software and financing packages, where we are providing a definite value solution, sets us apart from most competitors. Notwithstanding, we will be competing with the very service providers that we will partner with, as well as certain independent business-to-business marketing and sales companies. Both these competitors make the competition formidable. Most significantly, the service providers have carved themselves out a haven which includes the largest down to intermediate sized companies in the U.S. As of this date we don't have the necessary partnerships with the service providers that would permit us to compete with them, by marketing to large and intermediate sized company prospects. We are, thus, precluded from marketing to a significant portion of the market universe.

SOURCES AND AVAILABILITY OF PRODUCTS

CELLULAR PHONES: These can and typically are purchased from our Master Agents for each service provider. They can also be purchased from independent cell phone vendors' websites over the internet. Finally, they can be purchased at the various service providers own company owned store locations.

ACTIVATION OF VARIOUS SERVICE PLANS: Going forward, we expect these to be achieved by contacting the credit approval and activation departments of each service provider. This would be conducted by the service provider once a client has signed on with us.

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

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form

10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

SINCE WE ARE A DEVELOPMENT STAGE COMPANY, HAVE GENERATED NO REVENUES AND LACK AN OPERATING HISTORY.

Our company was incorporated in June 2006; we have only recently commenced our business operations; have not yet realized any revenues; and do not anticipate initial revenue from sales until after December 2008, or sales to reach a level to sustain our business operations until June 2009. We have virtually no operating history upon which to base our future prospects. Our management has little in the way of industry contacts in the cellular business. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors, including our ability to attract customers, forge partnership relationships with "service providers" (such as Sprint/Nextel, Verizon Wireless, T-Mobile and AT&T, to name a few) as well as product and solutions suppliers. Our limited operating history also makes it difficult to accurately forecast future revenue and appropriately plan our expenses. Given the rigorous requirements of the infrastructure required to operate in the cellular arena, we may never achieve sales or profitability.

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

EZRA E. EZRA, THE PRESIDENT AND DIRECTOR OF THE COMPANY, IS OUR ONLY EMPLOYEE. HE DOES NOT HAVE ANY PUBLIC COMPANY EXPERIENCE. HE CURRENTLY DEVOTES APPROXIMATELY 2 HOURS PER WEEK TO COMPANY MATTERS. THE COMPANY'S NEEDS COULD EXCEED THE AMOUNT OF TIME OR LEVEL OF EXPERIENCE THAT HE MAY HAVE. THIS COULD RESULT IN HIS INABILITY TO PROPERLY MANAGE COMPANY AFFAIRS, RESULTING IN OUR REMAINING A START-UP COMPANY WITH NO REVENUES OR PROFITS.

Our business plan does not provide for the hiring of any additional employees until sales will support the expense. That cannot occur before we have been successful in establishing partnerships with the service providers, the sort of partnerships that will allow us to compete in the medium size and corporate arenas. We cannot anticipate when or if we will be successful in obtaining those partnerships. Until that time the responsibility of developing the company's business and fulfilling the reporting requirements of a public company all fall upon our only employee, Ezra E. Ezra. He will be responsible for all marketing and sales to businesses as well as dealing with the service and software/solutions providers. He will also be responsible for the purchasing, warehousing, selling, packaging and shipping of the wireless products/services, i.e., the fulfillment process. In addition all customer service and support will be handled by him. At the present Mr. Ezra's primary focus is to establish the aforementioned service partnerships.

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

IN THE FUTURE IF WE ARE UNABLE TO OBTAIN, ESTABLISH AND MAINTAIN RELATIONSHIPS WITH THE WIRELESS PRODUCTS AND SOFTWARE SOLUTIONS PROVIDERS WE MAY NEVER SECURE ANY CUSTOMERS NOR GENERATE ANY PROFITS.

Our success depends on our ability to establish the aforementioned partnerships with one or more of the major service providers. Thus far we have been unsuccessful in our efforts to gain these partnerships.

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

OUR BUSINESS AND GROWTH COULD BE HINDERED IF WE FAIL TO RETAIN OUR KEY EMPLOYEE AND ATTRACT ADDITIONAL QUALIFIED PERSONNEL.

Our success depends on the continued service of our President, Ezra E. Ezra, our sole employee. It may be difficult to find a sufficiently qualified individual to replace Mr. Ezra in the event of his death, disability or resignation resulting in our being unable to implement our business plan and the company having no operations or revenues. We do not plan to have key-man insurance on the lives of any of our officers. In addition, in order to support any future growth, we will have to effectively recruit, train and retain qualified personnel. At this point we cannot forecast when sales will commence, nor can we forecast when sales will have reached a level that will sustain our business operations and allow us to begin hiring employees as necessary.

COMPETITION IN THE WIRELESS SERVICE AND SOFTWARE SOLUTIONS MARKET IS INTENSELY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY IN THIS INDUSTRY RESULTING IN A LACK OF SALES AND REVENUE.

The wireless products and solutions market is intensely competitive. We will compete against a large number of well-established companies substantially greater financial, marketing and distribution capabilities than ours, as well as against a large number of smaller specialty distributors. Our largest competitors will include, amongst others, the "Indirect National Sales" departments of IBM, Siebel, Sprint/Nextel, T-Mobile, AT&T and Verizon, to name a few, all of which are publicly-traded companies.

We intend to compete principally on the basis of product/solutions expertise and customer relationship building. The business of marketing wireless products and solutions to medium and larger sized companies has shifted and barriers to entry have stiffened.

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

ITEM 2. PROPERTIES

We do not currently own any property. Our administrative offices are currently located at the residence of Ezra E. Ezra, which he donates to us on a rent free basis at 4438 Vesper Ave., Suite 2, Sherman Oaks, CA 91403.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended August 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

SHARES AVAILABLE UNDER RULE 144

There are currently 1,000,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. All 1,000,000 shares are held by an affiliate, as that term is defined in Rule 144(a)(1). Under Rule 144, such shares cannot be publicly sold until such a time as the company ceases to be considered a shell company. The securities can be resold only through a resale registration statement, unless certain conditions are met. These conditions are:

     1.   the issuer of the securities has ceased to be a shell company;
     2. the issuer is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act;
     3. the issuer has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports; and
     4. one year has elapsed since the issuer has filed current "Form 10 information" with the Commission reflecting its status as an entity that is no longer a shell company.

If these conditions are satisfied, then the securities can be sold subject to all other applicable Rule 144 conditions, which include:

          1. There must be adequate current information about the issuer of the securities before the sale can be made. This generally means that the issuer has complied with the periodic reporting requirements of the Exchange Act.
          2. A volume restriction of the greater of 1% or the average reported weekly trading volume during the four weeks preceding the filing a notice of sale on Form 144.
          3. The sales must be handled in all respects as routine trading transactions, and brokers may not receive more than a normal commission. Neither the seller nor the broker can solicit orders to buy the securities.
          4. The seller must file a notice with the SEC on Form 144 if the sale involves more than 5,000 shares or the aggregate dollar amount is greater than $50,000 in any three-month period. The sale must take place within three months of filing the Form and, if the securities have not been sold, an amended notice must be filed.

Any sale of shares held by our officer and director may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance. Our sole officer and director does not have any current plans to sell his shares once all condition of Rule 144 are met.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended August 31, 2008.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $11,570 for the year ended August 31, 2008. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the years ended August 31, 2008 and 2007 was $11,570 and $10,885, respectively, with no revenues for either period. Our net loss from inception through August 31, 2008 was $23,021.

Cash provided by financing activities from inception through the period ended August 31, 2008 was $40,000 resulting from the sale of common stock to our director, Mr. Ezra E. Ezra, who purchased 1,000,000 shares of our Common Stock at $0.005 per share on July 10, 2006 for proceeds of $5,000 and the sale of 700,000 shares at $0.05 pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-138217, which became effective on November 17, 2006. On April 10, 2007 the offering was completed for proceeds of $35,000.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2008 was $16,979, with no outstanding liabilities. We estimate it will cost $30,000 to begin to implement our business plan. Our director has verbally agreed to loan the company funds to continue operations in a limited scenario until sales will support operations, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception to August 31, 2008.

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

The company has not yet been successful in establishing partnerships with suppliers such as Sprint/Nextel, AT&T and Verizon Wireless. We have discontinued our attempt to identify and establish partnerships with "Integrators". Instead we have been pursuing a joint venture with a company that can, once they are properly funded, arrange to partnerships we seek with the major service providers that will allow us to commence operations. This joint venture will also provide us with the technological, marketing and sales expertise to achieve our operating goals. The partners in this company have the expertise we have been searching for, but have not been able to afford. Their company has been established to develop custom wireless software applications for customers in exchange for product development fees, usage and transaction charges. The company has a critical advantage over ours, a joint marketing and licensing agreement to develop wireless applications for enterprise customers of a highly regarded web content management firm, whose software customers are some of the largest companies in the world.

If we are unable to established the aforementioned joint venture, our two outside salesmen are still dedicated to commencing work once we're set up to do so. Once we believe operations will support them, we will attempt to recruit two additional salespeople before we can begin the process of calling on a select number of software developers that provide wireless solutions to businesses and, to arrange to have one or two of their sales/training representatives train our people in the intricacies of each software package, its benefits to business and in sales presentations. Training on just one application software, for each industry, will take anywhere from a month to three months.

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

All of the above and more will be required from these individuals for our firm to be regarded as a competitive entity in the business to business arena and, gearing them up to be seamlessly functional, will take the better part of six months.

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

We will start the process of prospecting business customers both large and medium sized. Each business lead we develop will require customized solutions, it could take between 60 days to as much as two years (depending on the size of the business concern and its requisite solutions) before a contract can be entered into, between the customer, our firm, the service provider and the software solutions developer.

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

F. ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of August 31, 2008.

NEW ACCOUNTING PRONOUNCEMENTS:

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
      PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Sopac Cellular Solutions, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Sopac Cellular Solutions, Inc. (A Development Stage Company) as of August 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended August 31, 2008, 2007 and since inception on July 10, 2006 through August 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sopac Cellular Solutions, Inc. (A Development Stage Company) as of August 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended August 31, 2008 and 2007 and since inception on July 10, 2006 through August 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had limited operations and generated a net loss of $23,021 since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Moore & Associates, Chartered
------------------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
November 21, 2008


                  6490 West Desert Inn Rd, Las Vegas, NV 89146
                        (702) 253-7499 Fax (702) 253-7501

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                   As of              As of
                                                                 August 31,         August 31,
                                                                    2008               2007
                                                                  --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                            $ 16,979           $ 28,750
                                                                  --------           --------
TOTAL CURRENT ASSETS                                                16,979             28,750
                                                                  --------           --------

      TOTAL ASSETS                                                $ 16,979           $ 28,750
                                                                  ========           ========

          LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Due to a Director                                               $     --           $    200
                                                                  --------           --------
TOTAL CURRENT LIABILITIES                                               --                200
                                                                  --------           --------

      TOTAL LIABILITIES                                                 --                200
                                                                  --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 1,700,000 and 1,700,000 shares issued and
   outstanding as of August 31, 2008 and August 31, 2007             1,700              1,700
  Additional paid-in capital                                        38,300             38,300
  Deficit accumulated during development stage                     (23,021)           (11,450)
                                                                  --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          16,979             28,550
                                                                  --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $ 16,979           $ 28,750
                                                                  ========           ========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                         July 10, 2006
                                                                                          (inception)
                                                 Year Ended           Year Ended            through
                                                 August 31,           August 31,           August 31,
                                                    2008                 2007                 2008
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

PROFESSIONAL FEES                                     6,000                5,750               11,750
GENERAL & ADMINISTRATIVE EXPENSES                     5,570                5,135               11,271
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              11,570               10,885               23,021

PROVISION FOR INCOME TAXES                               --                   --                   --
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $  (11,570)          $  (10,885)          $  (23,021)
                                                 ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE                   $    (0.01)          $    (0.01)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        1,700,000            1,623,288
                                                 ==========           ==========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
             From July 10, 2006 (Inception) through August 31, 2008
--------------------------------------------------------------------------------

                                                                                    Deficit
                                                                                  Accumulated
                                                       Common      Additional       During
                                         Common        Stock        Paid-in       Development
                                          Stock        Amount       Capital          Stage        Total
                                          -----        ------       -------          -----        -----
BALANCE, JULY 10, 2006                         --     $    --       $     --        $     --     $     --
                                       ----------     -------       --------        --------     --------
Stock issued for cash on July 10,
 2006 @ $0.005 per share                1,000,000       1,000          4,000                        5,000

Net loss, August 31, 2006                                                               (565)        (565)
                                       ----------     -------       --------        --------     --------
BALANCE, AUGUST 31, 2006                1,000,000     $ 1,000       $  4,000        $   (565)    $  4,435
                                       ==========     =======       ========        ========     ========
Stock issued for cash on April 10,
 2007 @ $0.05 per share                   700,000         700         34,300                       35,000

Net loss,  August 31, 2007                                                           (10,885)     (10,885)
                                       ----------     -------       --------        --------     --------

BALANCE, AUGUST 31, 2007                1,700,000     $ 1,700       $ 38,300        $(11,450)    $ 28,550

Net loss, August 31, 2008                                                            (11,570)    (11,570)
                                       ----------     -------       --------        --------     --------

BALANCE, AUGUST 31, 2008                1,700,000     $ 1,700       $ 38,300        $(23,021)    $ 16,979
                                       ==========     =======       ========        ========     ========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                          July 10, 2006
                                                                                                           (inception)
                                                                      Year Ended         Year Ended          through
                                                                      August 31,         August 31,         August 31,
                                                                         2008               2007               2008
                                                                       --------           --------           --------
OPERATING ACTIVITIES
  Net income (loss)                                                    $(11,570)          $(10,885)          $(23,021)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Due to a Director                                                      (200)              (290)                --
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (11,770)           (11,175)           (23,021)

INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

FINANCING ACTIVITIES
  Issuance of common stock                                                   --             35,000             40,000
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --             35,000             40,000
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                         (11,770)            23,825             16,979

CASH AT BEGINNING OF PERIOD                                              28,750              4,925                 --
                                                                       --------           --------           --------

CASH AT END OF YEAR                                                    $ 16,979           $ 28,750           $ 16,979
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --                 --           $     --
                                                                       ========           ========           ========
  Income Taxes                                                         $     --                 --           $     --
                                                                       ========           ========           ========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

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

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

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

F. ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of August 31, 2008.

NEW ACCOUNTING PRONOUNCEMENTS:

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In  December  2007,  the FASB,  issued  FAS No.  141  (revised  2007),  Business
Combinations.'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. GOING CONCERN

The  accompanying  financial  statements are presented on a going concern basis.
The  Company  had  limited  operations  during  the  period  from July 10,  2006
(inception) to August 31, 2008 and generated a net loss of $23,021. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $16,979 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario.

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

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

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

NOTE 7. NET OPERATING LOSSES

As of August 31, 2008, the Company has a net operating loss carryforwards of approximately $23,021. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of August 31, 2008 the Company had 1,700,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2008:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 1,700,000 shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer/principal financial officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of the financial statements in accordance with U. S. generally accepted accounting principles.

As of the end of the period covered by this report, we initially carried out an evaluation, under the supervision and with the participation of our chief executive officer (who is also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer initially concluded that our disclosure controls and procedures were not effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     1. Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of August 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

     1. lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
     2.   inadequate segregation of duties consistent with control objectives;
          and
     3. ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of August 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

MANAGEMENT'S REMEDIATION INITIATIVES

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Our directors are elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Our officers are appointed by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, address, age and position of our officer and director is set forth below:

         Name and Address               Age         Position(s)
         ----------------               ---         -----------

     Ezra E. Ezra                       61        President, CEO
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

BACKGROUND INFORMATION ABOUT OUR OFFICER AND DIRECTOR

Ezra E. Ezra has been the CEO, CFO, Director, President, Secretary and Treasurer of the company since inception. From September 2003 - October 2006 he was employed as a sales consultant to Starving Students Inc., a household moving company. From May 2000 - September 2003 he was a Marketing Consultant to private companies, introducing marketing and sales experts to companies who needed help developing a marketing and sales program to improve sales. From March to May 2000, he was an Associate with the Los Angeles, CA based Financial Public Relations firm, Magnum Financial Group. From March 1998 to March 1999, he was a Consultant to Interlink Rehab of California, a company that provides rehab services to hospitals and nursing homes. From 1990 until 1998, he was the

Chairman and CEO of Brentwood Equity Corp., a holding company, that owned and operated a large health care provider of rehab services, physical and occupational therapy and speech language pathology, to acute care hospitals and skilled nursing facilities, from the central coast of California to the Mexican border. The company at one time employed as many as 350 full, part-time and per diem employees. Prior to 1990, he was the Managing Director of Drake Capital, a Santa Monica, CA based Investment Banking firm. For most of his life prior to that he was a licensed broker with such firms as Ladenburg Thalmann, Morgan Olmstead Kennedy and Gardner, Cantor Fitzgerald, Drexel Burnham Lambert and Hardy & Co.

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

ITEM 11. EXECUTIVE COMPENSATION

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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------

Ezra E. Ezra    2008     0         0           0            0          0            0             0         0
CEO, CFO,       2007     0         0           0            0          0            0             0         0
President,      2006     0         0           0            0          0            0             0         0
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

FUTURE SALES BY EXISTING STOCKHOLDER

All of the shares held by our sole officer and director are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition. Any sale of shares held by the existing stockholder (after applicable restrictions expire) may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance. Our principal shareholder does not have any current plans to sell his shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended August 31, 2008, the total fees charged to the company for audit services, including quarterly reviews, were $6,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

For the year ended August 31, 2007, the total fees charged to the company for audit services, including quarterly reviews, were $4,250, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                     PART IV

ITEM 15. EXHIBITS

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


December 1, 2008             By: /s/ Ezra E. Ezra
                                 -----------------------------------------------
                                 Ezra E. Ezra, Sole Director, President,
                                 Principal Executive Officer, Principal
                                 Financial Officer, Principal Accounting Officer