Form 10-Q
period 2008-11-30
SOPAC CELLULAR SOLUTIONS INC.
filed 2009-01-06
CIK 1373444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,700,000 shares as of November 30, 2008.

ITEM 1. FINANCIAL STATEMENTS

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                            Condensed Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of               As of
                                                                  November 30,        August 31,
                                                                     2008               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 14,738           $ 16,979
  Deposit                                                                80                 --
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 14,818             16,979
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 14,818           $ 16,979
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  3,500           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             3,500                 --
                                                                   --------           --------

      TOTAL LIABILITIES                                               3,500                 --
                                                                   --------           --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 1,700,000 shares issued and outstanding
   as of November 30, 2008 and August 31, 2008                        1,700              1,700
  Additional paid-in capital                                         38,300             38,300
  Deficit accumulated during development stage                      (28,682)           (23,021)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           11,318             16,979
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 14,818           $ 16,979
                                                                   ========           ========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                       Condensed Statements of Operations
--------------------------------------------------------------------------------

                                                                                      July 10, 2006
                                            Three Months         Three Months          (inception)
                                               Ended                Ended                through
                                             November 30,         November 30,         November 30,
                                                2008                 2007                 2008
                                             ----------           ----------           ----------
REVENUES
  Revenues                                   $       --           $       --           $       --
                                             ----------           ----------           ----------
TOTAL REVENUES                                       --                   --                   --

PROFESSIONAL FEES                                 4,500                2,000               16,250
GENERAL & ADMINISTRATIVE EXPENSES                 1,161                  901               12,432
                                             ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES           5,661                2,901               28,682
                                             ----------           ----------           ----------

NET INCOME (LOSS)                            $   (5,661)          $   (2,901)          $  (28,682)
                                             ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE               $    (0.00)          $    (0.00)
                                             ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    1,700,000            1,700,000
                                             ==========           ==========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      July 10, 2006
                                                                Three Months       Three Months        (inception)
                                                                   Ended              Ended              through
                                                                 November 30,       November 30,       November 30,
                                                                    2008               2007               2008
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (5,661)          $ (2,901)          $(28,682)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposit                                                            (80)                --                (80)
    Due to a Director                                                   --               (100)                --
    Accounts Payable                                                 3,500                 --              3,500
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (2,241)            (3,001)           (25,262)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --              1,700
  Additional paid-in capital                                            --                 --             38,300
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             40,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (2,241)            (3,001)            14,738

CASH AT BEGINNING OF PERIOD                                         16,979             28,750                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $ 14,738           $ 25,749           $ 14,738
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 2008
--------------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by SOPAC Solutions Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2008 audited financial statements. The results of operations for the period ended November 30, 2008 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

We incurred operating expenses of $5,661 for the three month period ended November 30, 2008. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended November 30, 2008 and 2007 was $5,661 and $2,901, respectively, with no revenues for either period. Our net loss from inception through November 30, 2008 was $28,682.

Cash provided by financing activities from inception through the period ended November 30, 2008 was $40,000 resulting from the sale of common stock to our director, Mr. Ezra E. Ezra, who purchased 1,000,000 shares of our Common Stock at $0.005 per share on July 10, 2006 for proceeds of $5,000 and the sale of 700,000 shares at $0.05 pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-138217, which became effective on November 17, 2006. On April 10, 2007 the offering was completed for proceeds of $35,000.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at November 30, 2008 was $14,738, total assets were $14,818, and there were $3,500 in outstanding liabilities. We estimate it will cost $30,000 to fully implement our business plan. Our director has verbally agreed to loan the company funds to continue operations in a limited scenario until sales will support operations, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception to November 30, 2008.

PLAN OF OPERATION

The following criteria for the milestones are based on management's estimates only. The projected milestones are approximations only and subject to adjustment based on costs and needs.

The company has not yet been successful in establishing partnerships with suppliers such as Sprint/Nextel, AT&T and Verizon Wireless. We are no longer pursuing the joint venture as, to the best of our knowledge, the company was unsuccessful in securing the financing they were seeking. We are inquiring about the possibility of establishing a consulting relationship with two key principals of the company.

We believe that one of these individuals is capable of establishing the "partnerships" we have been pursuing and, together, can help us with the technological, marketing and sales aspects of our business. We do not, nor will we, going forward, possess the financial resources to afford such a relationship. Instead, we hope we will be successful in attracting them by offering them equity interest equity in the company as well as a direct participation of any profits created by their efforts. There is no assurance, whatsoever, that we will be successful in achieving such an arrangement.

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

If we are unsuccessful in our aforementioned efforts, we will continue to search for a Marketing and Sales Vice President and an IT/Operations Manager. These tasks are difficult since we're a start up, don't possess the requisite funds to afford to pay such talent (other than via a percentage of future revenues, as will be negotiated, if and when revenues are achieved) and since the contribution we will expect from these individuals will be substantial. These individuals will have to:

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 5, 2009.

Sopac Cellular Solutions, Inc.


    /s/ Ezra E. Ezra
    ---------------------------------------------------------
By: Ezra E. Ezra
    (Principal Executive Officer, Principal Financial Officer,
    Principal Accounting Officer & Sole Director)