Form 10-Q
period 2009-02-28
SOPAC CELLULAR SOLUTIONS INC.
filed 2009-04-10
CIK 1373444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,700,000 shares as of February 28, 2009.

ITEM 1. FINANCIAL STATEMENTS.

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                  February 28,        August 31,
                                                                     2009               2008
                                                                   --------           --------
                                                                  (unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  7,943           $ 16,979
  Deposits                                                              180                 --
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  8,123             16,979
                                                                   --------           --------

      TOTAL ASSETS                                                 $  8,123           $ 16,979
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 1,700,000 shares issued and outstanding
   as of February 28, 2009 and August 31, 2008                        1,700              1,700
  Additional paid-in capital                                         38,300             38,300
  Deficit accumulated during exploration stage                      (31,877)           (23,021)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            8,123             16,979
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  8,123           $ 16,979
                                                                   ========           ========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
                                  (unaudited)
--------------------------------------------------------------------------------

                                                                                                          July 10, 2006
                                           Three Months    Three Months     Six Months      Six Months     (inception)
                                              Ended           Ended           Ended           Ended          through
                                           February 28,    February 29,    February 28,    February 29,    February 28,
                                              2009            2008            2009            2008            2009
                                           ----------      ----------      ----------      ----------      ----------
REVENUES
  Revenues                                 $       --      $       --      $       --      $       --      $       --
                                           ----------      ----------      ----------      ----------      ----------
TOTAL REVENUES                                     --              --              --              --              --

PROFESSIONAL FEES                               1,500           1,000           6,000           3,000          17,750
GENERAL & ADMINISTRATIVE EXPENSES               1,695           1,483           2,856           2,384          14,127
                                           ----------      ----------      ----------      ----------      ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES         3,195           2,483           8,856           5,384          31,877
                                           ----------      ----------      ----------      ----------      ----------

NET INCOME (LOSS)                          $   (3,195)     $   (2,483)     $   (8,856)     $   (5,384)     $  (31,877)
                                           ==========      ==========      ==========      ==========      ==========

BASIC EARNING (LOSS) PER SHARE             $    (0.00)     $    (0.00)     $    (0.01)     $    (0.00)
                                           ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  1,700,000       1,700,000       1,700,000       1,700,000
                                           ==========      ==========      ==========      ==========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                           July 10, 2006
                                                                       Six Months         Six Months        (inception)
                                                                         Ended              Ended             through
                                                                      February 28,       February 29,       February 28,
                                                                         2009               2008               2009
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $ (8,856)          $ (5,384)          $(31,877)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposits                                                               (180)                --               (180)
    Due to a Director                                                        --               (200)                --
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (9,036)            (5,584)           (32,057)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                     --                 --             40,000
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --                 --             40,000
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                          (9,036)            (5,584)             7,943

CASH AT BEGINNING OF PERIOD                                              16,979             28,750                 --
                                                                       --------           --------           --------

CASH AT END OF YEAR                                                    $  7,943           $ 23,166           $  7,943
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========
  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                February 28, 2009
--------------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by SOPAC Solutions Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2008 audited financial statements. The results of operations for the period ended February 28, 2009 is not necessarily indicative of the operating results for the full year.

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

We incurred operating expenses of $3,195 for the three month period ended February 28, 2009. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended February 28, 2009 and February 29, 2008 was $3,195 and $2,483, respectively, with no revenues for either period. Our net loss from inception through February 28, 2009 was $31,877.

Cash provided by financing activities from inception through the period ended February 28, 2009 was $40,000 resulting from the sale of common stock to our director, Mr. Ezra E. Ezra, who purchased 1,000,000 shares of our Common Stock at $0.005 per share on July 10, 2006 for proceeds of $5,000 and the sale of 700,000 shares at $0.05 pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-138217, which became effective on November 17, 2006. On April 10, 2007 the offering was completed for proceeds of $35,000.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 28, 2009 was $7,943, total assets were $8,123, and there were no outstanding liabilities. We estimate it will cost $30,000 to fully implement our business plan. Our director has verbally agreed to loan the company funds to continue operations in a limited scenario until sales will support operations, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception to February 28, 2009.

PLAN OF OPERATION

The following criteria for the milestones are based on management's estimates only. The projected milestones are approximations only and subject to adjustment based on costs and needs.

The company has not yet been successful in establishing partnerships with suppliers such as Sprint/Nextel, AT&T and Verizon Wireless. We are no longer pursuing the joint venture as, to the best of our knowledge; the company was unsuccessful in securing the financing they were seeking. We are inquiring about the possibility of establishing a consulting relationship with two key principals of the company.

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2009.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in SoPac Cellular Solutions' internal controls over financial reporting during the quarter ended February 28, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 9, 2009.

Sopac Cellular Solutions, Inc.


/s/ Ezra E. Ezra
--------------------------------------------------------------
By: Ezra E. Ezra
    (Principal Executive Officer, Principal Financial Officer,
    Principal Accounting Officer & Sole Director)