Form 10-Q
period 2009-05-31
SOPAC CELLULAR SOLUTIONS INC.
filed 2009-07-16
CIK 1373444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,700,000 shares as of July 14, 2009

ITEM 1. FINANCIAL STATEMENTS.

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                    May 31,           August 31,
                                                                     2009               2008
                                                                   --------           --------
                                                                  (unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  4,953           $ 16,979
  Deposits                                                              100                 --
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  5,053             16,979
                                                                   --------           --------

      TOTAL ASSETS                                                 $  5,053           $ 16,979
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 1,700,000 shares issued and outstanding
   as of May 31, 2009 and August 31, 2008                             1,700              1,700
  Additional paid-in capital                                         38,300             38,300
  Deficit accumulated during development stage                      (34,947)           (23,021)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            5,053             16,979
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  5,053           $ 16,979
                                                                   ========           ========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                            Statements of Operations
                                  (unaudited)
--------------------------------------------------------------------------------

                                                                                                          July 10, 2006
                                       Three Months     Three Months     Nine Months      Nine Months      (inception)
                                          Ended            Ended            Ended            Ended           through
                                         May 31,          May 31,          May 31,          May 31,          May 31,
                                          2009             2008             2009             2008             2009
                                       ----------       ----------       ----------       ----------       ----------
REVENUES
  Revenues                             $       --       $       --       $       --       $       --       $       --
                                       ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                                 --               --               --               --               --

OPERATING EXPENSES
  Professional Fees                         1,500            1,500            7,500            4,500           19,250
  General & Administrative Expenses         1,570            1,382            4,426            3,766           15,697
                                       ----------       ----------       ----------       ----------       ----------
TOTAL OPERATING EXPENSES                    3,070            2,882           11,926            8,266           34,947

Provision for Income Taxes                     --               --               --               --               --
                                       ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)                      $   (3,070)      $   (2,882)      $  (11,926)      $   (8,266)      $  (34,947)
                                       ==========       ==========       ==========       ==========       ==========

BASIC EARNING (LOSS) PER SHARE         $    (0.00)      $    (0.00)      $    (0.01)      $    (0.00)
                                       ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING              1,700,000        1,700,000        1,700,000        1,700,000
                                       ==========       ==========       ==========       ==========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                       July 10, 2006
                                                                  Nine Months        Nine Months        (inception)
                                                                     Ended              Ended             through
                                                                    May 31,            May 31,            May 31,
                                                                     2009               2008               2009
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(11,926)          $ (8,266)          $(34,947)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposits                                                           (100)                --               (100)
    Due to a Director                                                    --               (100)                --
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (12,026)            (8,366)           (35,047)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                 --                 --             40,000
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --                 --             40,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (12,026)            (8,366)             4,953

CASH AT BEGINNING OF PERIOD                                          16,979             28,750                 --
                                                                   --------           --------           --------

CASH AT END OF YEAR                                                $  4,953           $ 20,384           $  4,953
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========
  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2009
--------------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by SOPAC Solutions Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2008 audited financial statements. The results of operations for the period ended May 31, 2009 is not necessarily indicative of the operating results for the full year.

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

We incurred operating expenses of $3,070 for the three month period ended May 31, 2009. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended May 31, 2009 and 2008 was $3,070 and $2,882, respectively, with no revenues for either period. Our net loss from inception through May 31, 2009 was $34,947.

Cash provided by financing activities from inception through the period ended May 31, 2009 was $40,000 resulting from the sale of common stock to our director, Mr. Ezra E. Ezra, who purchased 1,000,000 shares of our Common Stock at $0.005 per share on July 10, 2006 for proceeds of $5,000 and the sale of 700,000 shares at $0.05 pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-138217, which became effective on November 17, 2006. On April 10, 2007 the offering was completed for proceeds of $35,000.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2009 was $4,953, total assets were $5,053, and there were no outstanding liabilities. Our director has verbally agreed to loan the company funds to continue operations in a limited scenario, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception to May 31, 2009.

PLAN OF OPERATION

The company has not been successful in establishing partnerships with suppliers such as Sprint/Nextel, AT&T and Verizon Wireless. Due to the economic conditions over the past year, the Company has been unable to attain any level of success despite the continued efforts of our director. We are now considering available options to maximize shareholder value.

Our management has been analyzing various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is and also looking for other opportunities including business combinations. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

In implementing a structure for a particular business combination or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. At this stage, we can provide no assurance that we will be able to raise funding to continue our business as is or locate compatible business opportunities, what additional financing we will require to complete a combination with another business opportunity or whether the opportunity's operations will be profitable.

Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have more difficulties raising capital for our existing operations than for a new business opportunity. We have not entered into any formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

If we are unable to secure adequate capital to continue our business or alternatively, complete a combination or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2009.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in SoPac Cellular Solutions' internal controls over financial reporting during the quarter ended May 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 14, 2009.

Sopac Cellular Solutions, Inc.


/s/ Ezra E. Ezra
---------------------------------------------------------
By: Ezra E. Ezra
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer & Sole Director)