Form 10-K
period 2009-08-31
SOPAC CELLULAR SOLUTIONS INC.
filed 2009-12-15
CIK 1373444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of December 14, 2009, the registrant had 1,700,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of December 14, 2009.

                          SOPAC CELLULAR SOLUTIONS INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.   Business                                                           3
Item 1A.  Risk Factors                                                       6
Item 2.   Properties                                                         8
Item 3.   Legal Proceedings                                                  8
Item 4.   Submission of Matters to a Vote of Securities Holders              8

                                     Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                  9
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Plan of Operation                                             11
Item 8.   Financial Statements                                              18
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          32
Item 9A.  Controls and Procedures                                           32

                                    Part III

Item 10.  Directors and Executive Officers                                  34
Item 11.  Executive Compensation                                            35
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   37
Item 13.  Certain Relationships and Related Transactions                    37
Item 14.  Principal Accounting Fees and Services                            37

                                     Part IV

Item 15.  Exhibits                                                          38

Signatures                                                                  38

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

ITEM 1. BUSINESS

GENERAL INFORMATION

Sopac Cellular Solutions Inc. was incorporated on July 10, 2006, and was formed to sell wireless technology and cell phone service to medium and large corporations, involving a large array of cellular service plans, cell phones, software and accessories.

We completed a form SB-2 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 700,000 shares at a price of $0.05 per share. The offering was completed on April 10, 2007 for total proceeds to the company of $35,000.

On September 25, 2007 our common stock shares were approved for trading on the Over-the-Counter Bulletin Board under the symbol "SOPC".

The company has not been successful in establishing national partnerships with service providers such as Sprint/Nextel, AT&T and Verizon Wireless and T-Mobile. Due to the economic conditions and changing technology over the past year, the Company has been unable to attain any level of success despite the continued efforts of our director. We are now considering available options to maximize shareholder value.

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

Historically, we have been able to raise a limited amount of capital through sales of our equity stock, but we are uncertain about our continued ability to raise funds by sales of our stock. Further, we believe that our company may have more difficulties raising capital for our existing operations than for a new business opportunity. We have not entered into any formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

If we are unable to secure adequate capital to continue our business or alternatively, complete a combination or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

As of August 31, 2009 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

COMPETITION

The wireless services industry is evolving rapidly and, despite the consolidation among carriers, it remains highly fragmented and competitive. Most companies in the industry compete on the basis of selection of wireless carriers, cell phone devices, service plans, price, customer service and experience. As of this date we don't have the necessary partnerships with the service providers that would permit us to work with them, and marketing to large and intermediate sized company prospects. We are, thus, precluded from marketing to a significant portion of the market universe.

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

ITEM 1A. RISK FACTORS

SINCE WE ARE A DEVELOPMENT STAGE COMPANY, HAVE GENERATED NO REVENUES AND LACK AN OPERATING HISTORY.

Our company was incorporated in June 2006; we have not yet realized any revenues; and do not know when we will generate revenue. We have virtually no operating history upon which to base our future prospects. Our management has little in the way of industry contacts in the cellular business. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors, including raising more capital, our ability to attract customers, forge partnership relationships with "service providers" (such as Sprint/Nextel, Verizon Wireless, T-Mobile and AT&T, to name a few) as well as product and solutions suppliers. Our limited operating history also makes it difficult to accurately forecast future revenue and appropriately plan our expenses. Given the rigorous requirements of the infrastructure required to operate in the cellular arena, we may never achieve sales or profitability.

Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with the continuation of our business as well as its subsequent development, which cannot be guaranteed. Further, we cannot guarantee that we will be successful in raising capital, realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations.

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

Our business plan does not provide for the hiring of any additional employees until sales will support the expense. That cannot occur before we have been successful in establishing partnerships with the service providers, the sort of partnerships that will allow us to compete in the medium size and corporate arenas. We cannot anticipate when or if we will be successful in obtaining those partnerships. Until that time the responsibility of developing the company's business and fulfilling the reporting requirements of a public company all fall upon our only employee, Ezra E. Ezra. He will be responsible for all marketing and sales to businesses as well as dealing with the service and software/solutions providers. He will also be responsible for the purchasing, warehousing, selling, packaging and shipping of the wireless products/services, i.e., the fulfillment process. In addition all customer service and support will be handled by him. At the present Mr. Ezra's primary focus is raising capital and working to establish the aforementioned service partnerships.

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

Additionally, the manufacturers that will supply our wireless products face intense competition from other manufacturers, including some that may have greater financial and other resources. Accordingly, other manufacturers and the software developers themselves may produce wireless products that are less expensive and superior to or more attractive than those that our suppliers produce and they may also be able to spend significantly more to advertise and market their product offerings. If our suppliers fail to respond on a timely basis to the rapid technological changes that have been characteristic of the wireless communications industry, fail to provide new product offerings that are desired by consumers or are otherwise unable to compete effectively against other manufacturers, the products that we will offer may be less desirable and our business operations could suffer.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended August 31, 2009.

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

HOLDERS

As of August 31, 2009, we have 1,700,000 Shares of $0.001 par value common stock issued and outstanding held by 27 shareholders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended August 31, 2009.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $15,396 and $11,689 for the years ended August 31, 2009 and 2008, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the years ended August 31, 2009 and 2008 was $15,396 and $11,689, respectively, with no revenues for either period. Our net loss from inception through August 31, 2009 was $38,535.

Cash provided by financing activities from inception through the period ended August 31, 2009 was $40,000 resulting from the sale of common stock to our director, Mr. Ezra E. Ezra, who purchased 1,000,000 shares of our Common Stock at $0.005 per share on July 10, 2006 for proceeds of $5,000 and the sale of 700,000 shares at $0.05 pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-138217, which became effective on November 17, 2006. On April 10, 2007 the offering was completed for proceeds of $35,000.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2009 was $1,791, with $326 in outstanding liabilities. We estimate it will cost $30,000 to begin to implement our business plan. Our director has verbally agreed to loan the company funds to continue operations in a limited scenario until sales will support operations, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception to August 31, 2009.

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

B. BASIC EARNINGS PER SHARE

ASC No. 260, "Earnings Per Share", specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

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

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with ASC No. 250 all adjustments are normal and recurring.

E. INCOME TAXES

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

F. REVENUE

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has not generated any revenue since its inception.

G. ADVERTISING

The Company will expense its advertising when incurred. There has been no advertising since inception.

RECENT ACCOUNTING PRONOUNCEMENTS

June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss.

This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS
157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable

Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

ITEM 8. FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sopac Cellular Solutions Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Sopac Cellular Solutions Inc. (An Exploration Stage Company) as of August 31, 2009 and August 31, 2008 (restated), and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended August 31, 2009 and August 31, 2008 (restated), and since inception on July 10, 2006 through August 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sopac Cellular Solutions Inc. (An Exploration Stage Company) as of August 31, 2009 and August 31, 2008 (restated), and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended August 31, 2009 and August 31, 2008 (restated), and since inception on July 10, 2006 through August 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses of $38,535 since inception to August 31, 2009, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Seale and Beers, CPAs
----------------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
December 14, 2009


              50 South Jones Blvd., Suite 202, Las Vegas, NV 89107
                     Phone: 888-727-8251 Fax: 888-782-2351

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                   August 31,         August 31,
                                                                     2009               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  1,791           $ 16,979
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  1,791             16,979
                                                                   --------           --------

      TOTAL ASSETS                                                 $  1,791           $ 16,979
                                                                   ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                 $    326           $    118
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                               326                118
                                                                   --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 1,700,000 shares issued and outstanding
   as of August 31, 2009 and August 31, 2008                          1,700              1,700
  Additional paid-in capital                                         38,300             38,300
  Deficit accumulated during development stage                      (38,535)           (23,139)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  1,465             16,861
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)           $  1,791           $ 16,979
                                                                   ========           ========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                               July 10, 2006
                                                                                                (inception)
                                                       Year Ended           Year Ended            through
                                                       August 31,           August 31,           August 31,
                                                          2009                 2008                 2009
                                                       ----------           ----------           ----------
REVENUES
  Revenues                                             $       --           $       --           $       --
                                                       ----------           ----------           ----------
TOTAL REVENUES                                                 --                   --                   --

PROFESSIONAL FEES                                           9,000                6,000               20,750
GENERAL & ADMINISTRATIVE EXPENSES                           5,196                4,489               14,585
GENERAL & ADMINISTRATIVE EXPENSES - RELATED PARTY           1,200                1,200                3,200
                                                       ----------           ----------           ----------
TOTAL OPERATING EXPENSES                                   15,396               11,689               38,535

PROVISION FOR INCOME TAXES                                     --                   --                   --
                                                       ----------           ----------           ----------

NET INCOME (LOSS)                                      $  (15,396)          $  (11,689)          $  (38,535)
                                                       ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE                         $    (0.01)          $    (0.01)
                                                       ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                              1,700,000            1,700,000
                                                       ==========           ==========



                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
             From July 10, 2006 (Inception) through August 31, 2009
--------------------------------------------------------------------------------

                                                                                    Deficit
                                                                                  Accumulated
                                                       Common      Additional       During
                                         Common        Stock        Paid-in       Development
                                          Stock        Amount       Capital          Stage        Total
                                          -----        ------       -------          -----        -----
BALANCE, JULY 10, 2006                         --     $    --       $     --        $     --     $     --
                                       ----------     -------       --------        --------     --------
Stock issued for cash on July 10,
 2006 @ $0.005 per share                1,000,000       1,000          4,000                        5,000

Net loss, August 31, 2006                                                               (565)        (565)
                                       ----------     -------       --------        --------     --------
BALANCE, AUGUST 31, 2006                1,000,000     $ 1,000       $  4,000        $   (565)    $  4,435
                                       ==========     =======       ========        ========     ========
Stock issued for cash on April 10,
 2007 @ $0.05 per share                   700,000         700         34,300                       35,000

Net loss,  August 31, 2007                                                           (10,885)     (10,885)
                                       ----------     -------       --------        --------     --------
BALANCE, AUGUST 31, 2007                1,700,000     $ 1,700       $ 38,300        $(11,450)    $ 28,550
                                       ==========     =======       ========        ========     ========

Net loss, August 31, 2008                                                            (11,689)     (11,689)
                                       ----------     -------       --------        --------     --------
BALANCE, AUGUST 31, 2008                1,700,000     $ 1,700       $ 38,300        $(23,139)    $ 16,861
                                       ==========     =======       ========        ========     ========

Net loss, August 31, 2009                                                            (15,396)     (15,396)
                                       ----------     -------       --------        --------     --------

BALANCE, AUGUST 31, 2009                1,700,000     $ 1,700       $ 38,300        $(38,535)    $  1,465
                                       ==========     =======       ========        ========     ========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      July 10, 2006
                                                                                                       (inception)
                                                                  Year Ended         Year Ended          through
                                                                  August 31,         August 31,         August 31,
                                                                     2009               2008               2009
                                                                   --------           --------           --------
OPERATING ACTIVITIES
  Net income (loss)                                                $(15,396)          $(11,689)          $(38,535)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                    207                118                326
    Due to a Director                                                    --               (200)                --
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (15,189)           (11,770)           (38,209)

INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

FINANCING ACTIVITIES
  Issuance of common stock                                               --                 --              1,700
  Additional paid-in capital                                             --                 --             38,300
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --                 --             40,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (15,189)           (11,770)             1,791

CASH AT BEGINNING OF PERIOD                                          16,979             28,750                 --
                                                                   --------           --------           --------

CASH AT END OF YEAR                                                $  1,791           $ 16,979           $  1,791
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========

  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========



                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2009
--------------------------------------------------------------------------------

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year end date of August 31.

B. BASIC EARNINGS PER SHARE

ASC No. 260, "Earnings Per Share", specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

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

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with ASC No. 250 all adjustments are normal and recurring.

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E. INCOME TAXES

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

F. REVENUE

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has not generated any revenue since its inception.

G. ADVERTISING

The Company will expense its advertising when incurred. There has been no advertising since inception.

Recent Accounting Pronouncements

June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling
Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF  SIGNIFICANT  ACCOUNTING POLICIES (CONTINUED)

In  December  2008,  the  FASB  issued  FSP  No.  FAS  140-4  and  FIN  46(R)-8,
"Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS
157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3. GOING CONCERN

The  accompanying  financial  statements are presented on a going concern basis.
The  Company  had  limited  operations  during  the  period  from July 10,  2006
(inception) to August 31, 2009 and generated a net loss of $38,535. This condition raises substantial doubt about the Company's ability to continue as a going concern. Even though the Company is currently in the development stage and has minimal expenses, management does not believes that the company's current cash of $1,791 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario.

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2009
--------------------------------------------------------------------------------

NOTE 3. GOING CONCERN (CONTINUED)

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

NOTE 6. INCOME TAXES

The Company provides for income taxes under ASC No. 740, "Accounting for Income Taxes." ASC No. 740 requires the use of an asset and liability approach in accounting for income taxes.

ASC No. 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

NOTE 7. NET OPERATING LOSSES

As of August 31, 2009, the Company has a net operating loss carryforwards of approximately $38,535. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2009
--------------------------------------------------------------------------------

NOTE 8. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with ASC No. 505. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with ASC No. 718. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On July 10, 2006 the Company issued a total of 1,000,000 shares of common stock to one director for cash at $0.005 per share for a total of $5,000.

On April 10, 2007 the Company issued a total of 700,000 shares of common stock to 26 unrelated shareholders for cash at $0.05 per share for a total of $35,000.

As of August 31, 2009 the Company had 1,700,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

There were no new shares issued during fiscal years 2008 and 2009. The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2008 and 2009, respectively:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 1,700,000 shares issued and outstanding.

NOTE 10. RESTATED FINANCIAL STATEMENTS

The Company has restated its financial statements for the year ended August 31, 2008, in conjunction with the PCAOB revocation of the registration of its predecessor auditor. The Company had its financial statements re-audited by a successor auditor during which it re-evaluated a transaction involving the timing of an expense. As a result, the Company determined that a transaction that was not recorded until the current year was in fact accruable to the year ended August 31, 2008. This adjustment resulted in an accounts payable of $118 and a corresponding increase in expenses for the same amount for that year as it relates to the Balance Sheet, Statement of Operations, Statement of Stockholders' Equity, and Statement of Cash Flows for the year ended August 31, 2008. It was also determined that the rent expense included in the General and Administrative expense should be broken out into a separate expense line item entitled General and Adminstrative - Related Party. Other than the presentation disclosure this adjustment did not affect any other financial statement line item. The following is a comparison of the summarized financial statements of the Company before and after the restatement:

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2009
--------------------------------------------------------------------------------

                                                                            Year Ended
                                                                        to August 31, 2008
                                                        Original           Restated            Change
                                                        --------           --------           --------
BALANCE SHEET
  Accounts Payable                                      $     --           $    118           $    118
                                                        --------           --------           --------
      Total Current Liabilities
                                                              --                118                118

  Deficit accumulated during development stage           (23,021)           (23,139)              (118)
                                                        --------           --------           --------
  Total Stockholders' Equity                              16,979             16,861               (118)

STATEMENT OF OPERATIONS
  General and Administrative                               5,570              4,489             (1,081)
  General and Administrative - Related Party                  --              1,200              1,200
                                                        --------           --------           --------
      Total Operating Expenses
                                                          11,570             11,689                119
                                                        --------           --------           --------

Net Income (Loss)                                       $(11,570)          $(11,689)          $   (119)
                                                        ========           ========           ========
STATEMENT OF CASHFLOWS
  Net income (loss)                                     $(11,570)          $(11,689)          $   (119)
  Increase (decrease) in Accounts Payable               $     --           $    118           $    118
                                                        --------           --------           --------

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2009.

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

As of August 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

     1. lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
     2.   inadequate segregation of duties consistent with control objectives;
          and
     3. ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of August 31, 2009.

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

The name, address, age and position of our officer and director is set forth below:

         Name and Address               Age         Position(s)
         ----------------               ---         -----------

     Ezra E. Ezra                       62        President, CEO
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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------

Ezra E. Ezra    2009     0         0           0            0          0            0             0         0
CEO, CFO,       2008     0         0           0            0          0            0             0         0
President,      2007     0         0           0            0          0            0             0         0
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended August 31, 2009, the total fees charged to the company for audit services, including quarterly reviews, were $8,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

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


December 14, 2008            By: /s/ Ezra E. Ezra
                                 -----------------------------------------------
                                 Ezra E. Ezra, Sole Director, President,
                                 Principal Executive Officer, Principal
                                 Financial Officer, Principal Accounting Officer