Form 10-Q
period 2009-11-30
SOPAC CELLULAR SOLUTIONS INC.
filed 2010-01-14
CIK 1373444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,700,000 shares as of January 14, 2010

ITEM 1. FINANCIAL STATEMENTS

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                            Condensed Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of               As of
                                                                  November 30,        August 31,
                                                                     2009               2009
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  1,065           $  1,791
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  1,065              1,791
                                                                   --------           --------

      TOTAL ASSETS                                                 $  1,065           $  1,791
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  3,500           $    326
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             3,500                326
                                                                   --------           --------

      TOTAL LIABILITIES                                               3,500                326
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 1,700,000 shares issued and outstanding
   as of November 30, 2009 and August 31, 2009                        1,700              1,700
  Additional paid-in capital                                         38,300             38,300
  Deficit accumulated during development stage                      (42,435)           (38,535)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           (2,435)             1,465
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  1,065           $  1,791
                                                                   ========           ========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                       Condensed Statements of Operations
--------------------------------------------------------------------------------

                                                                                                 July 10, 2006
                                                       Three Months         Three Months          (inception)
                                                          Ended                Ended                through
                                                        November 30,         November 30,         November 30,
                                                           2009                 2008                 2009
                                                        ----------           ----------           ----------
                                                                             (restated)
REVENUES
  Revenues                                              $       --           $       --           $       --
                                                        ----------           ----------           ----------
TOTAL REVENUES                                                  --                   --                   --

PROFESSIONAL FEES                                            3,500                4,500               24,250
GENERAL & ADMINISTRATIVE EXPENSES                              100                  743               14,685
GENERAL & ADMINISTRATIVE EXPENSES - RELATED PARTY              300                  300                3,500
                                                        ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                      3,900                5,543               42,435
                                                        ----------           ----------           ----------

NET INCOME (LOSS)                                       $   (3,900)          $   (5,543)          $  (42,435)
                                                        ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE                          $    (0.00)          $    (0.00)
                                                        ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                               1,700,000            1,700,000
                                                        ==========           ==========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      July 10, 2006
                                                                Three Months       Three Months        (inception)
                                                                   Ended              Ended              through
                                                                 November 30,       November 30,       November 30,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
                                                                                    (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (3,900)          $ (5,543)          $(42,435)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposit                                                             --                (80)                --
    Accounts Payable                                                 3,174              3,382              3,500
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (726)            (2,241)           (38,935)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --              1,700
  Additional paid-in capital                                            --                 --             38,300
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             40,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                       (726)            (2,241)             1,065

CASH AT BEGINNING OF PERIOD                                          1,791             16,979                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $  1,065           $ 14,738           $  1,065
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 2009
--------------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by SOPAC Solutions Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2009 audited financial statements. The results of operations for the period ended November 30, 2009 is not necessarily indicative of the operating results for the full year.

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

NOTE 3 - RESTATED FINANCIAL STATEMENTS

The Company has restated its financial statements for the three months ended November 30, 2008, in conjunction with the PCAOB revocation of the registration of its predecessor auditor. The Company had its financial statements re-audited by a successor auditor during which it re-evaluated a transaction involving the timing of an expense. As a result, the Company determined that a transaction that was not recorded until the first quarter of last year was in fact accruable to the year ended August 31, 2008. This adjustment resulted in a decrease of $118 in expenses for the three months ended November 30, 2008 as it relates to

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 2009
--------------------------------------------------------------------------------

NOTE 3 - RESTATED FINANCIAL STATEMENTS (Continued)

the Statement of Operations and Statement of Cash Flows for the three months ended November 30, 2008. It was also determined that the rent expense included in the General and Administrative expense should be broken out into a separate expense line item entitled General and Administrative - Related Party. Other than the presentation disclosure this adjustment did not affect any other financial statement line item. The following is a comparison of the summarized financial statements of the Company before and after the restatement:

                                                                 Three Months Ended
                                                                  to November, 2008

                                                       Original         Restated            Change
                                                       --------         --------            ------
STATEMENT OF OPERATIONS
  General and Administrative                           $ 1,161           $   743           $  (418)
  General and Administrative - Related Party                --               300               300
                                                       -------           -------           -------
      Total General & Administrative Expenses            5,661             5,543              (118)
      Net Income (Loss)                                $(5,661)          $(5,543)          $   118
                                                       =======           =======           =======

STATEMENT OF CASH FLOWS
  Net income (loss)                                    $(5,661)          $(5,543)          $   118
  Accounts Payable                                       3,500             3,382              (118)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We incurred operating expenses of $3,900 for the three month period ended November 30, 2009. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended November 30, 2009 and 2008 was $3,900 and $5,543, respectively, with no revenues for either period. Our net loss from inception through November 30, 2009 was $42,435.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at November 30, 2009 was $1,065, comprising our total assets, and there were $3,500 in outstanding liabilities. Our director has verbally agreed to loan the company funds to continue operations in a limited scenario, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception to November 30, 2009.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2009.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in SoPac Cellular Solutions' internal controls over financial reporting during the quarter ended November 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 14, 2010.

Sopac Cellular Solutions, Inc.


/s/ Ezra E. Ezra
---------------------------------------------------------
By: Ezra E. Ezra
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer & Sole Director)