Form 10-Q
period 2010-02-28
SOPAC CELLULAR SOLUTIONS INC.
filed 2010-04-19
CIK 1373444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010

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

                                 (949) 355-4559
                     (Telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,700,000 shares as of April 19, 2010

ITEM 1. FINANCIAL STATEMENTS.

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                  February 28,        August 31,
                                                                     2010               2009
                                                                   --------           --------
                                                                  (unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    177           $  1,791
  Deposits                                                               --                 --
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                    177              1,791
                                                                   --------           --------

      TOTAL ASSETS                                                 $    177           $  1,791
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loan Payable - Related Party                                     $  6,000           $     --
  Accounts Payable                                                       --                326
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             6,000                326
                                                                   --------           --------

      TOTAL LIABILITIES                                               6,000                326
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 1,700,000 shares issued and outstanding
   as of February 28, 2010 and August 31, 2009                        1,700              1,700
  Additional paid-in capital                                         38,300             38,300
  Deficit accumulated during development stage                      (45,823)           (38,535)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           (5,823)             1,465
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $    177           $  1,791
                                                                   ========           ========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
                                  (unaudited)
--------------------------------------------------------------------------------

                                                                                                             July 10, 2006
                                           Three Months     Three Months      Six Months      Six Months      (inception)
                                              Ended            Ended            Ended           Ended           through
                                            February 28,     February 28,     February 28,    February 28,    February 28,
                                               2010             2009             2010            2009            2008
                                            ----------       ----------       ----------      ----------      ----------
                                                             (restated)                       (restated)
REVENUES
  Revenues                                  $       --       $       --       $       --      $       --      $       --
                                            ----------       ----------       ----------      ----------      ----------
TOTAL REVENUES                                      --               --               --              --              --

OPERATING EXPENSES
  Professional Fees                              1,500            1,500            5,000           6,000          25,750
  General & Administrative Expenses              1,465            1,395            1,688           2,138          16,273
  General & Administrative Expenses -
   Related Party                                   300              300              600             600           3,800
                                            ----------       ----------       ----------      ----------      ----------
TOTAL OPERATING EXPENSES                         3,265            3,195            7,288           8,738          45,823

Provision for Income Taxes                          --               --               --              --              --
                                            ----------       ----------       ----------      ----------      ----------

NET INCOME (LOSS)                           $   (3,265)      $   (3,195)      $   (7,288)     $   (8,738)     $  (45,823)
                                            ==========       ==========       ==========      ==========      ==========

BASIC EARNING (LOSS) PER SHARE              $    (0.00)      $    (0.00)      $    (0.00)     $    (0.01)
                                            ==========       ==========       ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   1,700,000        1,700,000        1,700,000       1,700,000
                                            ==========       ==========       ==========      ==========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                      July 10, 2006
                                                                 Six Months         Six Months         (inception)
                                                                   Ended              Ended             through
                                                                 February 28,       February 28,       February 28,
                                                                    2010               2009               2010
                                                                  --------           --------           --------
                                                                                    (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (7,288)          $ (8,738)          $(45,823)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposits                                                            --               (180)                --
    Accounts Payable                                                  (326)              (118)                --
    Expense Paid by Related Party                                    3,500                 --              3,500
                                                                  --------           --------           --------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (4,114)            (9,036)           (42,323)

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --
                                                                  --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from Related Party                                            2,500              2,500
  Proceeds from issuance of common stock                                --                 --             40,000
                                                                  --------           --------           --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             2,500                 --             42,500
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (1,614)            (9,036)               177

CASH AT BEGINNING OF PERIOD                                          1,791             16,979                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $    177           $  7,943           $    177
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                February 28, 2010
--------------------------------------------------------------------------------

NOTE 1. CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by SOPAC Solutions Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2009 audited financial statements. The results of operations for the period ended February 28, 2010 is not necessarily indicative of the operating results for the full year.

NOTE 2. GOING CONCERN

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

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Below is a listing of the most recent accounting standards. The Company does not expect that the effectiveness of any of these changes will have a material impact on the Company's financial position, or statements. None have been adopted early.

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                February 28, 2010
--------------------------------------------------------------------------------

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

*    Accounting Standards Update 2010-13 Compensation-Stock  Compensation (Topic
     718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades-a consensus of the FASB Emerging Issues Task Force. Effective July 1, 2009.

* Accounting Standards Update 2010-12 Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (SEC Update). Effective July 1, 2009.

*    Accounting  Standards Update 2010-11  Derivatives and Hedging (Topice 815):
     Scope Exception Related to Embedded Credit Derivatives. Effective July 1, 2009.

* Accounting Standards Update 2010-10 Consolidation (Topic 810): Amendments for Certain Investement Funds. Effective July 1, 2009.

*    Accounting   Standards  Update  2010-09   Subsequent  Events  (topic  855):
     Amendments to Certain Recognition and Disclosure Requirements. Effective July 1, 2009.

*    Accounting Standards Update 2010-08 Technical Corrections to Various Topics

*    Accounting  Standards Update 2010-07  Not-for-Profit  Entities (Topic 958):
     Not-for-profit Entities: Mergers and Acquisitions. Effective July 1, 2009.

* Accounting Standards Update 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. Effective July 1, 2009.

*    Accounting   Standards  Update  2010-05   Compensation-Stock   Compensation
     (Topic718):Escrowed share arrangements and the Presumption of Compensation (SEC Update). Effective July 1, 2009.

* Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics-Technical Corrections to SEC Paragraphs. Effective July 1, 2009.

* Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities--Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. (January 2010) Effective for annual reporting periods ending on or after December 31, 2009. Early adoption is not permitted.

* Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. (January 2010) For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                February 28, 2010
--------------------------------------------------------------------------------

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

* Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). (January 2010) Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.

*    Accounting   Standards   Update   2009-17,   Consolidations   (Topic  810):
     Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (December 2009) (See FAS 167 effective date below)

*    Accounting  Standards Update 2009-16,  Transfers and Servicing (Topic 860):
     Accounting for Transfers of Financial Assets. (December 2009) This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

* Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. (October 2009) This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below)

* Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. (October 2009) Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

*    Accounting  Standards  Update  2009-13,  Revenue  Recognition  (Topic 605):
     Multiple-Deliverable Revenue Arrangements. (October 2009) Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

* Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). (September 2009) It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

* EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). (July 2009). Effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                February 28, 2010
--------------------------------------------------------------------------------

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

* SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). (June 2009) Effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009.

* SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). (June 2009) Effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010.

* SFAS No. 166, (ASC Topic 860) "Accounting for Transfers of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS 166"). (June 2009) Effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.

* SFAS No. 164, (ASC Topic 810) "Not-for-Profit Entities: Mergers and Acquisitions - including an amendment of FASB Statement No. 142" ("SFAS 164"). (April 2009) Effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.

*    Staff Accounting Bulletin (SAB) No. 112. (June 2009)

NOTE 4. RESTATED FINANCIAL STATEMENTS

The Company has restated its financial statements for the six months ended February 28, 2009, in conjunction with the PCAOB revocation of the registration of its predecessor auditor. The Company had its financial statements re-audited by a successor auditor during which it re-evaluated a transaction involving the timing of an expense. As a result, the Company determined that a transaction that was not recorded until the first quarter of last year was in fact accruable to the year ended August 31, 2008. This adjustment resulted in a decrease of $118 in expenses for the six months ended February 28, 2009 as it relates to the Statement of Operations and Statement of Cash Flows for the six months ended February 28, 2009. It was also determined that the rent expense included in the General and Administrative expense should be broken out into a separate expense line item entitled General and Adminstrative - Related Party. This adjustment affects the Statements of Operations for both the three and six month periods ending February 28, 2009. Other than the presentation disclosure this adjustment did not affect any other financial statement line item. The following is a comparison of the summarized financial statements of the Company before and after the restatement:

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                February 28, 2010
--------------------------------------------------------------------------------

NOTE 4. RESTATED FINANCIAL STATEMENTS (CONTINUED)

                                                        Three Months Ended                      Six Months Ended
                                                       to February 28, 2009                   to February 28, 2009
                                                ----------------------------------      --------------------------------
                                                Original      Restated      Change      Original    Restated      Change
                                                --------      --------      ------      --------    --------      ------
STATEMENT OF OPERATIONS
  General and Administrative                    $ 1,695       $ 1,395      $  (300)     $ 2,856      $ 2,138     $  (718)
  General and Administrative - Related Party         --           300          300           --          600         600
                                                -------       -------      -------      -------      -------     -------
  Total General & Administrative Expenses                                                 8,856        8,738        (118)
                                                                                        -------      -------     -------

  Net Income (Loss)                                                                     $(8,856)     $(8,738)    $   118
                                                                                        =======      =======     =======

STATEMENT OF CASHFLOWS
  Net income (loss)                             $(8,856)      $(8,738)     $   118

  Accounts Payable                                    0          (118)        (118)

NOTE 5. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through April 19, 2010 and determined there are no items to disclose.

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

We incurred operating expenses of $3,265 for the three month period ended February 28, 2010. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended February 28, 2010 and 2009 was $3,265 and $3,195, respectively, with no revenues for either period. Our net loss from inception through February 28, 2010 was $45,823.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 28, 2010 was $177, comprising our total assets, and there were $6,000 in outstanding liabilities. Our director has verbally agreed to loan the company funds to continue operations in a limited scenario, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception to February 28, 2010.

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

In implementing a structure for a particular business combination or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. At this stage, we can provide no assurance that we will be able to raise funding to continue our business as is or locate compatible business opportunities. We also cannot estimate what additional financing we will require to complete a combination with another business opportunity or whether if we are able to complete the combination whether operations will be profitable.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2010.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in SoPac Cellular Solutions' internal controls over financial reporting during the quarter ended February 28, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 19, 2010.

Sopac Cellular Solutions, Inc.


/s/ Ezra E. Ezra
---------------------------------------------------------
By: Ezra E. Ezra
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer & Sole Director)