Form 10-Q
period 2010-05-31
SOPAC CELLULAR SOLUTIONS INC.
filed 2010-07-15
CIK 1373444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,700,000 shares as of July 12, 2010

ITEM 1. FINANCIAL STATEMENTS

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                    May 31,           August 31,
                                                                     2010               2009
                                                                   --------           --------

                           ASSETS
CURRENT ASSETS
  Cash                                                             $     --           $  1,791
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                     --              1,791
                                                                   --------           --------

      TOTAL ASSETS                                                 $     --           $  1,791
                                                                   ========           ========
                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank Overdraft                                                   $     12           $     --
  Loan Payable - Related Party                                        6,380                 --
  Accounts Payable                                                    2,190                326
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             8,582                326
                                                                   --------           --------
      TOTAL LIABILITIES                                               8,582                326
                                                                   --------           --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 1,700,000 shares issued and outstanding
   as of May 31, 2010 and August 31, 2009                             1,700              1,700
  Additional paid-in capital                                         38,300             38,300
  Deficit accumulated during development stage                      (48,582)           (38,535)
                                                                   --------           --------

TOTAL STOCKHOLDERS' EQUITY                                           (8,582)             1,465
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $     --           $  1,791
                                                                   ========           ========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                        Condensed Statement of Operations
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                     July 10, 2006
                                          Three Months   Three Months   Nine Months    Nine Months    (inception)
                                             Ended          Ended          Ended          Ended         through
                                            May 31,        May 31,        May 31,        May 31,        May 31,
                                             2010           2009           2010           2009           2008
                                          -----------    -----------    -----------    -----------    -----------
                                                         (restated)                    (restated)
REVENUES
  Revenues                                $        --    $        --    $        --    $        --    $        --
                                          -----------    -----------    -----------    -----------    -----------
TOTAL REVENUES                                     --             --             --             --             --

OPERATING EXPENSES
  Professional Fees                             1,750          1,500          6,750          7,500         27,500
  General & Administrative Expenses               708          1,270          2,396          3,408         16,982
  General & Administrative Expenses -
   Related Party                                  300            300            900            900          4,100
                                          -----------    -----------    -----------    -----------    -----------
TOTAL OPERATING EXPENSES                        2,758          3,070         10,046         11,808         48,582

Provision for Income Taxes                         --             --             --             --             --
                                          -----------    -----------    -----------    -----------    -----------

NET INCOME (LOSS)                         $    (2,758)   $    (3,070)   $   (10,046)   $   (11,808)   $   (48,582)
                                          ===========    ===========    ===========    ===========    ===========

BASIC EARNING (LOSS) PER SHARE            $     (0.00)   $     (0.00)   $     (0.01)   $     (0.01)
                                          ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  1,700,000      1,700,000      1,700,000      1,700,000
                                          ===========    ===========    ===========    ===========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                        Condensed Statement of Cash Flows
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                July 10, 2006
                                                                   Nine Months    Nine Months    (inception)
                                                                      Ended          Ended         through
                                                                     May 31,        May 31,         May 31,
                                                                      2010           2009            2010
                                                                    --------       --------        --------
                                                                                  (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $(10,046)      $(11,808)       $(48,582)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposits                                                              --           (100)             --
    Accounts Payable                                                   1,865           (118)          2,190
    Bank Overdraft                                                        12             --              12
    Expense Paid by Related Party                                      3,500             --           3,500
                                                                    --------       --------        --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (4,670)       (12,026)        (42,880)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --             --              --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from Related Party                                              2,880             --           2,880
  Proceeds from issuance of common stock                                  --             --          40,000
                                                                    --------       --------        --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          2,880             --          42,880
                                                                    --------       --------        --------

NET INCREASE (DECREASE) IN CASH                                       (1,790)       (12,026)             --

CASH AT BEGINNING OF PERIOD                                            1,790         16,979              --
                                                                    --------       --------        --------

CASH AT END OF YEAR                                                 $     --       $  4,953        $     --
                                                                    ========       ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                          $     --       $     --        $     --
                                                                    ========       ========        ========

  Income Taxes                                                      $     --       $     --        $     --
                                                                    ========       ========        ========


                       See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
            Notes to Unaudited Condensed Interim Financial Statements
                                  May 31, 2010
--------------------------------------------------------------------------------

NOTE 1. CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by SOPAC Solutions Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2009 audited financial statements. The results of operations for the period ended May 31, 2010 is not necessarily indicative of the operating results for the full year.

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

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated the recent accounting pronouncements issued through July 15, 2010, and the Company does not expect that the effectiveness of any of these changes will have a material impact on the Company's financial position, or statements.

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
            Notes to Unaudited Condensed Interim Financial Statements
                                  May 31, 2010
--------------------------------------------------------------------------------

NOTE 4. BASIC EARNINGS PER SHARE

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

NOTE 5. RESTATED FINANCIAL STATEMENTS

The Company has restated its financial statements for the nine months ended May 31, 2009, in conjunction with the PCAOB revocation of the registration of its predecessor auditor. The Company had its financial statements re-audited by a successor auditor during which it re-evaluated a transaction involving the timing of an expense. As a result, the Company determined that a transaction that was not recorded until the first quarter of last year was in fact accruable to the year ended August 31, 2008. This adjustment resulted in a decrease of $118 in expenses for the nine months ended May 31, 2009 as it relates to the Statement of Operations and Statement of Cash Flows for the nine months ended May 31, 2009. It was also determined that the rent expense included in the General and Administrative expense should be broken out into a separate expense line item entitled General and Administrative - Related Party. This adjustment affects the Statements of Operations for both the three and nine month periods ending May 31, 2009. Other than the presentation disclosure this adjustment did not affect any other financial statement line item. The following is a comparison of the summarized financial statements of the Company before and after the restatement:

                                                      Three Months Ended                 Nine Months Ended
                                                        to May 31, 2009                   to May 31, 2009
                                                ------------------------------    -------------------------------
                                                Original    Restated    Change    Original    Restated     Change
                                                --------    --------    ------    --------    --------     ------
STATEMENT OF OPERATIONS
  General and Administrative                    $  1,570    $  1,270   $   (300)  $  4,426    $  3,408    $ (1,018)
  General and Administrative - Related Party          --         300        300         --         900         900
                                                --------    --------   --------   --------    --------    --------
      Total General & Administrative Expenses      1,570       1,570         --      4,426       4,308        (118)


Net Income (Loss)                               $ (3,070)   $ (3,070)        --   $(11,926)   $(11,808)   $    118
                                                ========    ========   ========   ========    ========    ========

STATEMENT OF CASH FLOWS
  Net income (loss)                             $     --    $     --   $     --   $(11,926)   $(11,808)   $    118
  Accounts Payable                                    --          --         --         --        (118)        118

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through July 15, 2010 and determined there are no items to disclose.

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

We incurred operating expenses of $2,758 for the three month period ended May 31, 2010. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended May 31, 2010 and 2009 was $2,758 and $3,070, respectively, with no revenues for either period. Our net loss from inception through May 31, 2010 was $48,582.

As of May 31, 2010, there is a total of $2,880 that is owed by the company to Eric Ezra, the sole officer and director, for expenses that he has paid on behalf of the company. The loan is interest free and payable on demand.

Cash provided by financing activities from inception through the period ended May 31, 2010 was $40,000 resulting from the sale of common stock to our director, Mr. Ezra E. Ezra, who purchased 1,000,000 shares of our Common Stock at $0.005 per share on July 10, 2006 for proceeds of $5,000 and the sale of 700,000 shares at $0.05 pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-138217, which became effective on November 17, 2006. On April 10, 2007 the offering was completed for proceeds of $35,000.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We had no cash at May 31, 2010, and there were outstanding liabilities of 8,582. Our director has verbally agreed to loan the company funds to continue operations in a limited scenario, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception to May 31, 2010.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2010.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in SoPac Cellular Solutions' internal controls over financial reporting during the quarter ended May 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 12, 2010.

Sopac Cellular Solutions, Inc.


    /s/ Ezra E. Ezra
    ---------------------------------------------------------
By: Ezra E. Ezra
    (Principal Executive Officer, Principal Financial Officer,
    Principal Accounting Officer & Sole Director)