Form 10-K
period 2010-08-31
SOPAC CELLULAR SOLUTIONS INC.
filed 2010-11-29
CIK 1373444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of November 24, 2010, the registrant had 1,700,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of November 24, 2010.

                          SOPAC CELLULAR SOLUTIONS INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        6
Item 2.  Properties                                                          8
Item 3.  Legal Proceedings                                                   8
Item 4.  [Removed and Reserved]                                              8

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   9
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Plan of Operation                                              11
Item 8.  Financial Statements                                               15
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           24
Item 9A. Controls and Procedures                                            24

                                    Part III

Item 10. Directors and Executive Officers and Corporate Governance          26
Item 11. Executive Compensation                                             28
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    29
Item 13. Certain Relationships and Related Transactions and
         Director Independence                                              29
Item 14. Principal Accounting Fees and Services                             30

                                     Part IV

Item 15. Exhibits                                                           30

Signatures                                                                  31

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

As of August 31, 2010 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

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

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a smaller reporting company under the Securities Exchange Act. We are subject to disclosure filing requirements, including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

ITEM 4. [REMOVED AND RESERVED]

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

HOLDERS

As of August 31, 2010, we have 1,700,000 Shares of $0.001 par value common stock issued and outstanding held by 27 shareholders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended August 31, 2010.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $13,956 and $15,396 for the years ended August 31, 2010 and 2009, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the years ended August 31, 2010 and 2009 was $13,956 and $15,396, respectively, with no revenues for either period. Our net loss from inception through August 31, 2010 was $52,492.

Cash provided by financing activities from inception through the period ended August 31, 2010 was $40,000 resulting from the sale of common stock to our director, Mr. Ezra E. Ezra, who purchased 1,000,000 shares of our Common Stock at $0.005 per share on July 10, 2006 for proceeds of $5,000 and the sale of

700,000 shares at $0.05 pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-138217, which became effective on November 17, 2006. On April 10, 2007 the offering was completed for proceeds of $35,000.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2010 was $1,888, with $14,380 in outstanding liabilities, consisting solely of a loan payable to our director. We estimate it will cost $30,000 to begin to implement our business plan. Our director has verbally agreed to loan the company funds to continue operations in a limited scenario until sales will support operations, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception to August 31, 2010.

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

H. RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the Company's financial statements.

ITEM 8. FINANCIAL STATEMENTS


SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sopac Cellular Solutions, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Sopac Cellular Solutions, Inc. (A Development Stage Company) as of August 31, 2010, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended August 31, 2010 and since inception on July 10, 2006 through August 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sopac Cellular Solutions, Inc. (A Development Stage Company) as of August 31, 2010, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended August 31, 2010 and since inception on July 10, 2006 through August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has generated a net loss of $52,492 and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Seale and Beers, CPAs
--------------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
November 24, 2010



                 50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
                    Phone: (888) 727-8251 Fax: (888) 782-2351

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                          As of              As of
                                                                        August 31,         August 31,
                                                                          2010               2009
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  1,888           $  1,791
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                       1,888              1,791
                                                                        --------           --------

      TOTAL ASSETS                                                      $  1,888           $  1,791
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                      $  1,750           $    326
  Loan Payable - Related Party                                            12,630                 --
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                 14,380                326
                                                                        --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 1,700,000 shares issued and outstanding
   as of August 31, 2010 and August 31, 2009                               1,700              1,700
  Additional paid-in capital                                              38,300             38,300
  Deficit accumulated during development stage                           (52,492)           (38,535)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (12,492)             1,465
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  1,888           $  1,791
                                                                        ========           ========


  The Accompanying footnotes are an integral part of these financial statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                   July 10, 2006
                                                                                                    (inception)
                                                           Year Ended           Year Ended            through
                                                           August 31,           August 31,           August 31,
                                                              2010                 2009                 2010
                                                           ----------           ----------           ----------
REVENUES
  REVENUES                                                 $       --           $       --           $       --
                                                           ----------           ----------           ----------
TOTAL REVENUES                                                     --                   --                   --

PROFESSIONAL FEES                                               8,500                9,000               29,250
GENERAL & ADMINISTRATIVE EXPENSES                               4,256                5,196               18,842
GENERAL & ADMINISTRATIVE EXPENSES - RELATED PARTY               1,200                1,200                4,400
                                                           ----------           ----------           ----------
TOTAL OPERATING EXPENSES                                       13,956               15,396               52,492

PROVISION FOR INCOME TAXES                                         --                   --                   --
                                                           ----------           ----------           ----------

NET INCOME (LOSS)                                          $  (13,956)          $  (15,396)          $  (52,492)
                                                           ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE                             $    (0.01)          $    (0.01)
                                                           ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                  1,700,000            1,700,000
                                                           ==========           ==========


  The Accompanying footnotes are an integral part of these financial statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
             Statements of Changes in Stockholders' Equity (Deficit)
             From July 10, 2006 (Inception) through August 31, 2010
--------------------------------------------------------------------------------

                                                                                    Deficit
                                                                                  Accumulated
                                                       Common      Additional       During
                                         Common        Stock        Paid-in       Development
                                          Stock        Amount       Capital          Stage        Total
                                          -----        ------       -------          -----        -----
BALANCE, JULY 10, 2006                         --     $    --       $     --        $     --     $     --
                                       ----------     -------       --------        --------     --------
Stock issued for cash on July 10,
 2006 @ $0.005 per share                1,000,000       1,000          4,000                        5,000

Net loss, August 31, 2006                                                               (565)        (565)
                                       ----------     -------       --------        --------     --------
BALANCE, AUGUST 31, 2006                1,000,000       1,000          4,000            (565)       4,435
                                       ==========     =======       ========        ========     ========
Stock issued for cash on April 10,
 2007 @ $0.05 per share                   700,000         700         34,300                       35,000

Net loss,  August 31, 2007                                                           (10,885)     (10,885)
                                       ----------     -------       --------        --------     --------
BALANCE, AUGUST 31, 2007                1,700,000       1,700         38,300         (11,450)      28,550
                                       ==========     =======       ========        ========     ========

Net loss, August 31, 2008                                                            (11,689)     (11,689)
                                       ----------     -------       --------        --------     --------
BALANCE, AUGUST 31, 2008                1,700,000       1,700         38,300         (23,139)      16,861
                                       ==========     =======       ========        ========     ========

Net loss, August 31, 2009                                                            (15,396)     (15,396)
                                       ----------     -------       --------        --------     --------

BALANCE, AUGUST 31, 2009                1,700,000       1,700         38,300         (38,535)       1,465
                                       ==========     =======       ========        ========     ========

Net loss, August 31, 2010                                                            (13,956)     (13,956)
                                       ----------     -------       --------        --------     --------

BALANCE, AUGUST 31, 2010                1,700,000     $ 1,700       $ 38,300        $(52,492)    $(12,492)
                                       ==========     =======       ========        ========     ========


  The Accompanying footnotes are an integral part of these financial statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      July 10, 2006
                                                                                                       (inception)
                                                                  Year Ended         Year Ended          through
                                                                  August 31,         August 31,         August 31,
                                                                     2010               2009               2010
                                                                   --------           --------           --------
OPERATING ACTIVITIES
  Net income (loss)                                                $(13,956)          $(15,396)          $(52,492)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                  1,424                207              1,750
    Loan Payable - Related Party                                      4,100                 --              4,100
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (8,432)           (15,189)           (46,642)

INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

FINANCING ACTIVITIES
  Loan Payable - Related Party                                        8,530                 --              8,530
  Issuance of common stock                                               --                 --              1,700
  Additional paid-in capital                                             --                 --             38,300
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         8,530                 --             48,530
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                          98            (15,189)             1,888

CASH AT BEGINNING OF PERIOD                                           1,791             16,979                 --
                                                                   --------           --------           --------

CASH AT END OF YEAR                                                $  1,888           $  1,791           $  1,888
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========

  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


  The Accompanying footnotes are an integral part of these financial statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2010
--------------------------------------------------------------------------------

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

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2010
--------------------------------------------------------------------------------

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

H. RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the Company's financial statements.

NOTE 3. GOING CONCERN

The  accompanying  financial  statements are presented on a going concern basis.
The  Company  had  limited  operations  during  the  period  from July 10,  2006
(inception) to August 31, 2010 and generated a net loss of $52,492. This condition raises substantial doubt about the Company's ability to continue as a going concern. Even though the Company is currently in the development stage and has minimal expenses, management does not believes that the company's current cash of $1,888 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario.

Management plans to raise additional funds through debt or equity offerings as needed. There is no guarantee that the Company will be able to raise any capital through any offerings.

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2010
--------------------------------------------------------------------------------

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

NOTE 7. NET OPERATING LOSSES

As of August 31, 2010, the Company has a net operating loss carryforwards of approximately $52,492. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8. LOAN PAYABLE - RELATED PARTY

As of August 31, 2010, there is a loan payable due to Ezra E. Ezra, sole officer and director of the Company, for $12,630, which is non-interest bearing with no specific repayment terms.

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2010
--------------------------------------------------------------------------------

NOTE 9. STOCK TRANSACTIONS

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

As of August 31, 2010 the Company had 1,700,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

There were no new shares issued during fiscal year 2010. The stockholders' equity section of the Company contains the following class of capital stock as of August 31, 2010:

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2010.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in that infomration was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of August 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors are elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Our officers are appointed by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, address, age and position of our officer and director is set forth below:

         Name and Address               Age         Position(s)
         ----------------               ---         -----------

     Ezra E. Ezra                       63        President, CEO
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

CORPORATE GOVERNANCE

We currently act with Eric E. Ezra as our sole director.

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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------

Ezra E. Ezra    2010     0         0           0            0          0            0             0         0
CEO, CFO,       2009     0         0           0            0          0            0             0         0
President,      2008     0         0           0            0          0            0             0         0
Director        2007     0         0           0            0          0            0             0         0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

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

As of August 31, 2010, there is a loan payable due to Ezra E. Ezra, sole officer and director of the Company, for $12,630, which is non-interest bearing with no specific repayment terms. We do not currently have any conflicts of interest by or among our current officers, directors, key employees or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

We do not currently have an independent director serving on the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended August 31, 2010, the total fees charged to the company for audit services, including quarterly reviews, were $8,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

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


November 24, 2010            By: /s/ Ezra E. Ezra
                                 -----------------------------------------------
                                 Ezra E. Ezra, Sole Director, President,
                                 Principal Executive Officer, Principal
                                 Financial Officer, Principal Accounting Officer