Form 10-Q
period 2010-11-30
SOPAC CELLULAR SOLUTIONS INC.
filed 2011-01-19
CIK 1373444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,700,000 shares as of January 18, 2011

ITEM 1. FINANCIAL STATEMENTS

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                            Condensed Balance Sheets
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                  November 30,       August 31,
                                                                     2010               2010
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $     40           $  1,888
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                     40              1,888
                                                                   --------           --------

      TOTAL ASSETS                                                 $     40           $  1,888
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  4,290           $  1,750
  Loan Payable - Related Party                                       12,980             12,630
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            17,270             14,380
                                                                   --------           --------

      TOTAL LIABILITIES                                              17,270             14,380
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 1,700,000 shares issued and outstanding
   as of November 30, 2010 and August 31, 2010                        1,700              1,700
  Additional paid-in capital                                         38,300             38,300
  Deficit accumulated during development stage                      (57,230)           (52,492)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (17,230)           (12,492)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $     40           $  1,888
                                                                   ========           ========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                       Condensed Statements of Operations
--------------------------------------------------------------------------------

                                                                                               July 10, 2006
                                                      Three Months         Three Months          (inception)
                                                         Ended                Ended               through
                                                       November 30,         November 30,         November 30,
                                                          2010                 2009                 2010
                                                       ----------           ----------           ----------
REVENUES
  Revenues                                             $       --           $       --           $       --
                                                       ----------           ----------           ----------
TOTAL REVENUES                                                 --                   --                   --

PROFESSIONAL FEES                                           3,500                3,500               32,750
GENERAL & ADMINISTRATIVE EXPENSES                             938                  223               19,780
GENERAL & ADMINISTRATIVE EXPENSES - RELATED PARTY             300                  300                4,700
                                                       ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                     4,738                4,023               57,230
                                                       ----------           ----------           ----------

NET INCOME (LOSS)                                      $   (4,738)          $   (4,023)          $  (57,230)
                                                       ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE                         $    (0.00)          $    (0.00)
                                                       ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                              1,700,000            1,700,000
                                                       ==========           ==========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                   July 10, 2006
                                                              Three Months       Three Months        (inception)
                                                                 Ended              Ended             through
                                                               November 30,       November 30,       November 30,
                                                                  2010               2009               2010
                                                                --------           --------           --------
OPERATING ACTIVITIES
  Net income (loss)                                             $ (4,738)          $ (4,023)          $(57,230)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                               2,540               (202)             4,290
    Accounts Payable - Related Party                                 300                 --                300
                                                                --------           --------           --------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (1,898)            (4,226)           (52,640)

INVESTING ACTIVITIES

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

FINANCING ACTIVITIES
  Issuance of common stock                                            --                 --              1,700
  Additional paid-in capital                                          --                 --             38,300
  Loan Payable - Related Party                                        50              3,500             12,680
                                                                --------           --------           --------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            50              3,500             52,680
                                                                --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                   (1,848)              (726)                40

CASH AT BEGINNING OF PERIOD                                        1,888              1,791                 --
                                                                --------           --------           --------

CASH AT END OF YEAR                                             $     40           $  1,065           $     40
                                                                ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                      $     --           $     --           $     --
                                                                ========           ========           ========

  Income Taxes                                                  $     --           $     --           $     --
                                                                ========           ========           ========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
            Notes to Unaudited Condensed Interim Financial Statements
                                November 30, 2010
--------------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by SOPAC Solutions Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2010 audited financial statements. The results of operations for the period ended November 30, 2010 is not necessarily indicative of the operating results for the full year.

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

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated the recent accounting pronouncements issued through the issuance of these financial statements, and the Company does not expect that the effectiveness of any of these changes will have a material impact on the Company's financial position, or statements.

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
            Notes to Unaudited Condensed Interim Financial Statements
                                November 30, 2010
--------------------------------------------------------------------------------

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

NOTE 5. RELATED PARTY TRANSACTIONS

From January 1, 2007 to present the Company paid its sole officer and director, Ezra E. Ezra, $100 per month for use of office space and services. As of November 30, 2010 there was an account payable - related party of $300 reflecting unpaid rent for the last quarter.

In the last quarter, Ezra E. Ezra loaned the Company $50 and as of November 30, 2010, there was a loan payable due to him for $12,680, which is non interest bearing with no specific repayment terms.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the issuance of these financial statements and determined there are no items to disclose.

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

We incurred operating expenses of $4,738 for the three month period ended November 30, 2010. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended November 30, 2010 and 2009 was $4,738 and $4,023, respectively, with no revenues for either period. Our net loss from inception through November 30, 2010 was $57,230.

As of November 30, 2010, there is a total of $12,980 that is owed by the company to Eric Ezra, the sole officer and director, for expenses that he has paid on behalf of the company. The loan is interest free and payable on demand.

Cash provided by financing activities from inception through the period ended November 30, 2010 was $40,000 resulting from the sale of common stock to our director, Mr. Ezra E. Ezra, who purchased 1,000,000 shares of our Common Stock at $0.005 per share on July 10, 2006 for proceeds of $5,000 and the sale of 700,000 shares at $0.05 pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-138217, which became effective on November 17, 2006. On April 10, 2007 the offering was completed for proceeds of $35,000.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We had $40 in cash at November 30, 2010, and there were outstanding liabilities of $17,270, $12,980 of that amount is owed by the company to Eric Ezra, the sole officer and director, for expenses that he has paid on behalf of the company. The loan is interest free and payable on demand. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception to November 30, 2010.

PLAN OF OPERATION

The company has not been successful in establishing partnerships with suppliers such as Sprint/Nextel, AT&T and Verizon Wireless. Due to the economic conditions over the past year, the Company has been unable to attain any level of success despite the continued efforts of our director. We are now considering available options to maximize shareholder value.

Our management continues to analyze various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is and also looking for other opportunities including business combinations. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2010.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in SoPac Cellular Solutions' internal controls over financial reporting during the quarter ended November 30, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Sopac Cellular Solutions, Inc.
                                             Registrant


Date January 18, 2011                 By /s/ Ezra E. Ezra
                                         ---------------------------------------
                                         Ezra E. Ezra
                                         (Principal Executive Officer, Principal
                                         Financial Officer, Principal Accounting
                                         Officer & Sole Director)