Form 10-Q
period 2011-02-28
SOPAC CELLULAR SOLUTIONS INC.
filed 2011-04-11
CIK 1373444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,700,000 shares as of April 8, 2011

ITEM 1. FINANCIAL STATEMENTS.

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                  February 28,        August 31,
                                                                     2011               2010
                                                                   --------           --------
                                                                  (unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  1,392           $  1,888
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  1,392              1,888
                                                                   --------           --------

      TOTAL ASSETS                                                 $  1,392           $  1,888
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    650           $  1,750
  Accounts Payable - Related Party                                    1,200                 --
  Loan Payable - Related Party                                       19,080             12,630
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            20,930             14,380
                                                                   --------           --------

      TOTAL LIABILITIES                                              20,930             14,380
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 1,700,000 shares issued and outstanding
   as of February 28, 2011 and August 31, 2010                        1,700              1,700
  Additional paid-in capital                                         38,300             38,300
  Deficit accumulated during development stage                      (59,538)           (52,492)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (19,538)           (12,492)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  1,392           $  1,888
                                                                   ========           ========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
                                  (unaudited)
--------------------------------------------------------------------------------

                                                                                                                   July 10, 2006
                                                     Three Months    Three Months    Six Months      Six Months     (inception)
                                                        Ended           Ended          Ended           Ended         through
                                                      February 28,    February 28,   February 28,    February 28,   February 28,
                                                         2011            2010           2011            2010           2011
                                                      ----------      ----------     ----------      ----------     ----------
REVENUES
  Revenues                                            $       --      $       --     $       --      $       --     $       --
                                                      ----------      ----------     ----------      ----------     ----------
TOTAL REVENUES                                                --              --             --              --             --

OPERATING EXPENSES
  Professional Fees                                        1,500           1,500          5,000           5,000         34,250
  General & Administrative Expenses                          508           1,465          1,446           1,688         20,288
  General & Administrative Expenses - Related Party          300             300            600             600          5,000
                                                      ----------      ----------     ----------      ----------     ----------

TOTAL OPERATING EXPENSES                                   2,308           3,265          7,046           7,288         59,538
  Provision for Income Taxes                                  --              --             --              --             --
                                                      ----------      ----------     ----------      ----------     ----------

NET INCOME (LOSS)                                     $   (2,308)     $   (3,265)    $   (7,046)     $   (7,288)    $  (59,538)
                                                      ==========      ==========     ==========      ==========     ==========

BASIC EARNING (LOSS) PER SHARE                        $    (0.00)     $    (0.00)    $    (0.00)     $    (0.00)
                                                      ==========      ==========     ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                             1,700,000       1,700,000      1,700,000       1,700,000
                                                      ==========      ==========     ==========      ==========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                      July 10, 2006
                                                                 Six Months         Six Months         (inception)
                                                                   Ended              Ended             through
                                                                 February 28,       February 28,       February 28,
                                                                    2011               2010               2011
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (7,046)          $ (7,288)          $(59,538)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                (1,100)              (326)               650
    Accounts Payable - Related Party                                   600                 --              1,200
    Expense Paid by Related Party                                       --              3,500              3,500
                                                                  --------           --------           --------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (7,546)            (4,114)           (54,188)

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from Related Party                                            7,050              2,500             15,580
  Proceeds from issuance of common stock                                --                 --             40,000
                                                                  --------           --------           --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             7,050              2,500             55,580
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                       (496)            (1,614)             1,392

CASH AT BEGINNING OF PERIOD                                          1,888              1,791                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $  1,392           $    177           $  1,392
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
            Notes to Unaudited Condensed Interim Financial Statements
                                February 28, 2011
--------------------------------------------------------------------------------

NOTE 1. CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by SOPAC Solutions Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2010 audited financial statements. The results of operations for the period ended February 28, 2011 is not necessarily indicative of the operating results for the full year.

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

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
            Notes to Unaudited Condensed Interim Financial Statements
                                February 28, 2011
--------------------------------------------------------------------------------

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

NOTE 5. RELATED PARTY TRANSACTIONS

From January 1, 2007 to present the Company paid its sole officer and director, Ezra E. Ezra, $100 per month for use of office space and services. As of February 28, 2011 there was an account payable - related party of $1,200 reflecting $600 in unpaid rent for the six months ended February 28, 2011 and $600 for unpaid rent during the year ended August 31, 2010.

In the last quarter, Ezra E. Ezra loaned the Company $7,000 and as of February 28, 2011, there was a loan payable due to him for $19,080, which is non interest bearing with no specific repayment terms.

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

We incurred operating expenses of $2,308 for the three month period ended February 28, 2011. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended February 28, 2011 and 2010 was $2,308 and $3,265, respectively, with no revenues for either period. Our net loss from inception through February 28, 2011 was $59,538.

As of February 28, 2011, there is a total of $19,080 that is owed by the company to Eric Ezra, the sole officer and director, for expenses that he has paid on behalf of the company. The loan is interest free and payable on demand.

Cash provided by financing activities from inception through the period ended February 28, 2011 was $40,000 resulting from the sale of common stock to our director, Mr. Ezra E. Ezra, who purchased 1,000,000 shares of our Common Stock at $0.005 per share on July 10, 2006 for proceeds of $5,000 and the sale of 700,000 shares at $0.05 pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-138217, which became effective on November 17, 2006. On April 10, 2007 the offering was completed for proceeds of $35,000.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We had $1,392 in cash at February 28, 2011, and there were outstanding liabilities of $20,930, $20,280 of that amount is owed by the company to Eric Ezra, the sole officer and director, for funds he has loaned the company and expenses that he has paid on behalf of the company. The loan is interest free and payable on demand. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception to February 28, 2011.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2011.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in SoPac Cellular Solutions' internal controls over financial reporting during the quarter ended February 28, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                      Sopac Cellular Solutions, Inc.
                                             Registrant


Date April 8, 2011                    By /s/ Ezra E. Ezra
                                         ---------------------------------------
                                         Ezra E. Ezra
                                         (Principal Executive Officer, Principal
                                         Financial Officer, Principal Accounting
                                         Officer & Sole Director)