Form 10-Q
period 2011-05-31
SOPAC CELLULAR SOLUTIONS INC.
filed 2011-07-11
CIK 1373444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,700,000 shares as of July 6, 2011

ITEM 1. FINANCIAL STATEMENTS

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                    May 31,          August 31,
                                                                     2011               2010
                                                                   --------           --------
                                                                  (unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    454           $  1,888
                                                                   --------           --------
      TOTAL CURRENT ASSETS                                              454              1,888
                                                                   --------           --------

      TOTAL ASSETS                                                 $    454           $  1,888
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  1,580           $  1,750
  Accounts Payable - Related Party                                    1,500                 --
  Loan Payable - Related Party                                       19,080             12,630
                                                                   --------           --------
      TOTAL CURRENT LIABILITIES                                      22,160             14,380
                                                                   --------           --------
      TOTAL LIABILITIES                                              22,160             14,380
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 1,700,000 shares issued and outstanding
   as of May 31, 2011 and August 31, 2010                             1,700              1,700
  Additional paid-in capital                                         38,300             38,300
  Deficit accumulated during development stage                      (61,706)           (52,492)
                                                                   --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                    (21,706)           (12,492)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $    454           $  1,888
                                                                   ========           ========


                       See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
                                  (unaudited)
--------------------------------------------------------------------------------

                                                                                                              July 10, 2006
                                                   Three Months   Three Months    Nine Months    Nine Months   (inception)
                                                      Ended          Ended          Ended          Ended         through
                                                      May 31,        May 31,        May 31,        May 31,        May 31,
                                                       2011           2010           2011           2010           2011
                                                    ----------     ----------     ----------     ----------     ----------
REVENUES
  Revenues                                          $       --     $       --     $       --     $       --     $       --
                                                    ----------     ----------     ----------     ----------     ----------
TOTAL REVENUES                                              --             --             --             --             --
                                                    ----------     ----------     ----------     ----------     ----------

OPERATING EXPENSES
  Professional Fees                                      1,500          1,750          6,500          6,750         35,750
  General & Administrative Expenses                        368            708          1,814          2,396         20,656
  General & Administrative Expenses -Related Party         300            300            900            900          5,300
                                                    ----------     ----------     ----------     ----------     ----------
TOTAL OPERATING EXPENSES                                 2,168          2,758          9,214         10,046         61,706
                                                    ----------     ----------     ----------     ----------     ----------

Provision for Income Taxes                                  --             --             --             --             --
                                                    ----------     ----------     ----------     ----------     ----------

NET INCOME (LOSS)                                   $   (2,168)    $   (2,758)    $   (9,214)    $  (10,046)    $  (61,706)
                                                    ==========     ==========     ==========     ==========     ==========

BASIC EARNING (LOSS) PER SHARE                      $    (0.00)    $    (0.00)    $    (0.01)    $    (0.01)
                                                    ==========     ==========     ==========     ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                  1,700,000      1,700,000      1,700,000      1,700,000
                                                    ==========     ==========     ==========     ==========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                            July 10, 2006
                                                                       Nine Months        Nine Months        (inception)
                                                                         Ended              Ended              through
                                                                         May 31,            May 31,            May 31,
                                                                          2011               2010               2011
                                                                        --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $ (9,214)          $(10,046)          $(61,706)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Accounts Payable                                                        (170)             1,864              1,580
    Accounts Payable - Related Party                                         900                300              1,500
    Bank Overdraft                                                            --                 12                 --
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (8,484)            (7,871)           (58,626)
                                                                        --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --
                                                                        --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from Related Party                                                  7,050              6,080             19,080
  Proceeds from issuance of common stock                                      --                 --             40,000
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             7,050              6,080             59,080
                                                                        --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                           (1,434)            (1,791)               454

CASH AT BEGINNING OF PERIOD                                                1,888              1,791                 --
                                                                        --------           --------           --------

CASH AT END OF YEAR                                                     $    454           $     --           $    454
                                                                        ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
  Interest                                                              $     --           $     --           $     --
                                                                        ========           ========           ========
  Income Taxes                                                          $     --           $     --           $     --
                                                                        ========           ========           ========


                       See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
            Notes to Unaudited Condensed Interim Financial Statements
                                  May 31, 2011
--------------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by SOPAC Solutions Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2010 audited financial statements. The results of operations for the period ended May 31, 2011 is not necessarily indicative of the operating results for the full year.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated the recent accounting pronouncements issued through the issuance of these financial statements, and the Company does not expect that the effectiveness of any of these changes will have a material impact on the Company's financial position, or statements.

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
            Notes to Unaudited Condensed Interim Financial Statements
                                  May 31, 2011
--------------------------------------------------------------------------------

NOTE 4 - BASIC EARNINGS PER SHARE

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

NOTE 5 - RELATED PARTY TRANSACTIONS

From January 1, 2007 to present the Company paid its sole officer and director, Ezra E. Ezra, $100 per month for use of office space and services. As of May 31, 2011 there was an account payable - related party of $1,500 reflecting unpaid rent of $900 for the last nine months and $600 from the previous year.

As of May 31, 2011, there was a loan payable due to Ezra E. Ezra for $19,080, which is non interest bearing with no specific repayment terms.

NOTE 6 - SUBSEQUENT EVENTS

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

We incurred operating expenses of $2,168 for the three month period ended May 31, 2011. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended May 31, 2011 and 2010 was $2,168 and $2,758, respectively, with no revenues for either period. Our net loss for the nine months ended May 31, 2011 and 2010 was $9,214 and $10,046, respectively, with no revenues for either period. Our net loss from inception through May 31, 2011 was $61,706.

As of May 31, 2011, there is a total of $19,080 that is owed by the company to Eric Ezra, the sole officer and director, for expenses that he has paid on behalf of the company. The loan is interest free and payable on demand.

Cash provided by financing activities from inception through the period ended May 31, 2011 was $40,000 resulting from the sale of common stock to our director, Mr. Ezra E. Ezra, who purchased 1,000,000 shares of our Common Stock at $0.005 per share on July 10, 2006 for proceeds of $5,000 and the sale of 700,000 shares at $0.05 pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-138217, which became effective on November 17, 2006. On April 10, 2007 the offering was completed for proceeds of $35,000.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We had $454 in cash at May 31, 2011, and there were outstanding liabilities of $22,160, $20,580 of that amount is owed by the company to Eric Ezra, the sole officer and director, for funds he has loaned the company and expenses that he has paid on behalf of the company. The loan is interest free and payable on demand. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception to May 31, 2011.

PLAN OF OPERATION

The company has not been successful in establishing partnerships with suppliers such as Sprint, AT&T and Verizon Wireless. Due to the economic conditions as well as a result of application software being directly offered online by software manufacturers, providers and makers of handsets, over the past year, the Company has been unable to attain any level of success despite the continued efforts of our director. We are now considering available options to maximize shareholder value.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in SoPac Cellular Solutions' internal controls over financial reporting during the quarter ended May 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                         Sopac Cellular Solutions, Inc.
                                         Registrant


Date: July 6, 2011                       By /s/ Ezra E. Ezra
                                            ------------------------------------
                                            Ezra E. Ezra
                                            (Principal Executive Officer,
                                            Principal Financial Officer,
                                            Principal Accounting Officer &
                                            Sole Director)