Form 10-K
period 2011-08-31
SOPAC CELLULAR SOLUTIONS INC.
filed 2011-11-28
CIK 1373444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of November 28, 2011, the registrant had 1,700,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of November 28, 2011.

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

As of August 31, 2011 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

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

HOLDERS

As of August 31, 2011, we have 1,700,000 Shares of $0.001 par value common stock issued and outstanding held by 27 shareholders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended August 31, 2011.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $11,809 and $13,956 for the years ended August 31, 2011 and 2010, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the years ended August 31, 2011 and 2010 was $11,809 and $13,956, respectively, with no revenues for either period. Our net loss from inception through August 31, 2011 was $64,301.

Cash provided by financing activities from inception through the period ended August 31, 2011 was $40,000 resulting from the sale of common stock to our director, Mr. Ezra E. Ezra, who purchased 1,000,000 shares of our Common Stock at $0.005 per share on July 10, 2006 for proceeds of $5,000 and the sale of 700,000 shares at $0.05 pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-138217, which became effective on November 17, 2006. On April 10, 2007 the offering was completed for proceeds of $35,000.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2011 was $1,637, with $25,938 in outstanding liabilities, consisting of $22,978 in a loan payable to our director, $1,800 in an account payable to our director and $1,160 in accounts payable. We estimate it will cost $30,000 to begin to implement our business plan. Our director has verbally agreed to loan the company funds to continue operations in a limited scenario until sales will support operations, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception to August 31, 2011.

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

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In Management's opinion all adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature. Actual results could differ from those estimates.

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

ITEM 8. FINANCIAL STATEMENTS


SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sopac Cellular Solutions, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Sopac Cellular Solutions, Inc. (A Development Stage Company) as of August 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended August 31, 2011and 2010 and since inception on July 10, 2006 through August 31, 2011. Sopac Cellular Solutions, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sopac Cellular Solutions, Inc. (A Development Stage Company) as of August 31, 2011 and 2010, and the related statements of operations, stockholders' deficit and cash flows for the years ended August 31, 2011 and 2010 and since inception on July 10, 2006 through August 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at August 31, 2011, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Seale and Beers, CPAs
----------------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
November 21, 2011


                 50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
                   Phone: (888) 727-8251 Fax: (888) 782-2351

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                          As of              As of
                                                                        August 31,         August 31,
                                                                          2011               2010
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  1,637           $  1,888
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                       1,637              1,888
                                                                        --------           --------

      TOTAL ASSETS                                                      $  1,637           $  1,888
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                      $  1,160           $  1,750
  Accounts Payable - Related Party                                         1,800                 --
  Loan Payable - Related Party                                            22,978             12,630
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                 25,938             14,380
                                                                        --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 1,700,000 shares issued and outstanding
   as of August 31, 2011 and August 31, 2010                               1,700              1,700
  Additional paid-in capital                                              38,300             38,300
  Deficit accumulated during development stage                           (64,301)           (52,492)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (24,301)           (12,492)
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  1,637           $  1,888
                                                                        ========           ========


  The Accompanying footnotes are an integral part of these financial statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                              July 10, 2006
                                                                                                (inception)
                                                      Year Ended           Year Ended             through
                                                       August 31,           August 31,           August 31,
                                                         2011                 2010                 2011
                                                      ----------           ----------           ----------
REVENUES
  REVENUES                                            $       --           $       --           $       --
                                                      ----------           ----------           ----------

TOTAL REVENUES                                                --                   --                   --

PROFESSIONAL FEES                                          8,000                8,500               37,250
GENERAL & ADMINISTRATIVE EXPENSES                          2,609                4,256               21,451
GENERAL & ADMINISTRATIVE EXPENSES - RELATED PARTY          1,200                1,200                5,600
                                                      ----------           ----------           ----------
TOTAL OPERATING EXPENSES                                  11,809               13,956               64,301

PROVISION FOR INCOME TAXES                                    --                   --                   --
                                                      ----------           ----------           ----------

NET INCOME (LOSS)                                     $  (11,809)          $  (13,956)          $  (64,301)
                                                      ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE                        $    (0.01)          $    (0.01)
                                                      ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                             1,700,000            1,700,000
                                                      ==========           ==========


  The Accompanying footnotes are an integral part of these financial statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
             Statements of Changes in Stockholders' Equity (Deficit)
             From July 10, 2006 (Inception) through August 31, 2011
--------------------------------------------------------------------------------

                                                                                    Deficit
                                                                                  Accumulated
                                                       Common      Additional       During
                                         Common        Stock        Paid-in       Development
                                          Stock        Amount       Capital          Stage        Total
                                          -----        ------       -------          -----        -----
BALANCE, JULY 10, 2006                         --     $    --       $     --        $     --     $     --
                                       ----------     -------       --------        --------     --------
Stock issued for cash on July 10,
 2006 @ $0.005 per share                1,000,000       1,000          4,000                        5,000

Net loss, August 31, 2006                                                               (565)        (565)
                                       ----------     -------       --------        --------     --------
BALANCE, AUGUST 31, 2006                1,000,000       1,000          4,000            (565)       4,435
                                       ==========     =======       ========        ========     ========
Stock issued for cash on April 10,
 2007 @ $0.05 per share                   700,000         700         34,300                       35,000

Net loss,  August 31, 2007                                                           (10,885)     (10,885)
                                       ----------     -------       --------        --------     --------
BALANCE, AUGUST 31, 2007                1,700,000       1,700         38,300         (11,450)      28,550
                                       ==========     =======       ========        ========     ========

Net loss, August 31, 2008                                                            (11,689)     (11,689)
                                       ----------     -------       --------        --------     --------
BALANCE, AUGUST 31, 2008                1,700,000       1,700         38,300         (23,139)      16,861
                                       ==========     =======       ========        ========     ========

Net loss, August 31, 2009                                                            (15,396)     (15,396)
                                       ----------     -------       --------        --------     --------

BALANCE, AUGUST 31, 2009                1,700,000       1,700         38,300         (38,535)       1,465
                                       ==========     =======       ========        ========     ========

Net loss, August 31, 2010                                                            (13,956)     (13,956)
                                       ----------     -------       --------        --------     --------

BALANCE, AUGUST 31, 2010                1,700,000       1,700         38,300         (52,492)     (12,492)
                                       ==========     =======       ========        ========     ========

Net loss, August 31, 2011                                                            (11,809)     (11,809)
                                       ----------     -------       --------        --------     --------

BALANCE, AUGUST 31, 2011                1,700,000     $ 1,700       $ 38,300        $(64,301)    $(24,301)
                                       ==========     =======       ========        ========     ========


  The Accompanying footnotes are an integral part of these financial statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      July 10, 2006
                                                                                                       (inception)
                                                                 Year Ended         Year Ended           through
                                                                  August 31,         August 31,         August 31,
                                                                    2011               2010               2011
                                                                  --------           --------           --------
OPERATING ACTIVITIES
  Net income (loss)                                               $(11,809)          $(13,956)          $(64,301)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                  (590)             1,424              1,160
    Expenses paid on the Company's behalf by a Related Party            --              3,500                 --
    Accrued Rent - Related Party                                     1,200                600              1,800
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (11,199)            (8,432)           (61,341)

INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --              1,700
  Additional paid-in capital                                            --                 --             38,300
  Loan Payable - From Related Party                                 10,846              8,530             22,876
  Loan Payable - Paid to Related Party                                 102                 --                102
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       10,948              8,530             62,978
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                       (251)                98              1,637

CASH AT BEGINNING OF PERIOD                                          1,888              1,791                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $  1,637           $  1,888           $  1,637
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


  The Accompanying footnotes are an integral part of these financial statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2011
--------------------------------------------------------------------------------

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

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In Management's opinion all adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature. Actual results could differ from those estimates.

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2011
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The  accompanying  financial  statements are presented on a going concern basis.
The  Company  had  limited  operations  during  the  period  from July 10,  2006
(inception) to August 31, 2011 and generated a net loss of $64,301. This condition raises substantial doubt about the Company's ability to continue as a going concern. Even though the Company is currently in the development stage and has minimal expenses, management does not believes that the company's current cash of $1,637 is not sufficient to cover the expenses they will incur during the next twelve months.

Management plans to raise additional funds through debt or equity offerings as needed. There is no guarantee that the Company will be able to raise any capital through any offerings.

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2011
--------------------------------------------------------------------------------

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

As of August 31, 2011, there is a loan payable due to Ezra E. Ezra, sole officer and director of the Company, for $24,778, which is non-interest bearing with no specific repayment terms.

Thus he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. INCOME TAXES

                                          August 31, 2011      August 31, 2010
                                          ---------------      ---------------

Loss                                         $ 11,809             $(13,956)
Deferred Tax Asset (30%)                     $  3,543             $  4,187
                                             --------             --------
Impairment of Deferred Tax Asset             $ (3,543)            $ (4,187)
                                             --------             --------

Net Deferred Tax Asset                       $      0             $      0
                                             ========             ========

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

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2011
--------------------------------------------------------------------------------

NOTE 7. NET OPERATING LOSSES

As of August 31, 2011, the Company has a net operating loss carryforwards of approximately $64,301. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of August 31, 2011 the Company had 1,700,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

There were no new shares issued during fiscal year 2011. The stockholders' equity section of the Company contains the following class of capital stock as of August 31, 2011:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 1,700,000 shares issued and outstanding.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after August 31, 2011 up through date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2011.

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

As of August 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The name, address, age and position of our officer and director is set forth below:

         Name and Address               Age         Position(s)
         ----------------               ---         -----------

     Ezra E. Ezra                       64        President, CEO
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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Ezra E. Ezra    2011     0         0           0            0          0            0             0         0
CEO, CFO,       2010     0         0           0            0          0            0             0         0
President,      2009     0         0           0            0          0            0             0         0
Director        2008     0         0           0            0          0            0             0         0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

As of August 31, 2011, there is a loan payable due to Ezra E. Ezra, sole officer and director of the Company, for $22,978, which is non-interest bearing with no specific repayment terms. We do not currently have any conflicts of interest by or among our current officers, directors, key employees or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

We do not currently have an independent director serving on the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended August 31, 2011, the total fees charged to the company for audit services, including quarterly reviews, were $8,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

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


November 28, 2011                   By: /s/ Ezra E. Ezra
                                       -----------------------------------------
                                       Ezra E. Ezra, Sole Director, President,
                                       Principal Executive Officer,
                                       Principal Financial Officer,
                                       Principal Accounting Officer