Form 10-Q
period 2011-11-30
SOPAC CELLULAR SOLUTIONS INC.
filed 2012-01-10
CIK 1373444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,700,000 shares as of January 9, 2012

ITEM 1. FINANCIAL STATEMENTS

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                            Condensed Balance Sheets
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                  November 30,       August 31,
                                                                     2011               2011
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  2,277           $  1,637
                                                                   --------           --------
      TOTAL CURRENT ASSETS                                            2,277              1,637
                                                                   --------           --------

      TOTAL ASSETS                                                 $  2,277           $  1,637
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  2,165           $  1,160
  Accounts Payable - Related Party                                    2,100              1,800
  Loan Payable - Related Party                                       26,978             22,978
                                                                   --------           --------
      TOTAL CURRENT LIABILITIES                                      31,243             25,938
                                                                   --------           --------

      TOTAL LIABILITIES                                              31,243             25,938
                                                                   --------           --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 1,700,000 shares issued and outstanding
   as of November 30, 2011 and August 31, 2011                        1,700              1,700
  Additional paid-in capital                                         38,300             38,300
  Deficit accumulated during development stage                      (68,966)           (64,301)
                                                                   --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                    (28,966)           (24,301)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  2,277           $  1,637
                                                                   ========           ========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                       Condensed Statements of Operations
--------------------------------------------------------------------------------

                                                                                               July 10, 2006
                                                      Three Months         Three Months         (inception)
                                                         Ended                Ended               through
                                                      November 30,         November 30,         November 30,
                                                          2011                 2010                 2011
                                                       ----------           ----------           ----------
REVENUES
  Revenues                                             $       --           $       --           $       --
                                                       ----------           ----------           ----------
TOTAL REVENUES                                                 --                   --                   --

PROFESSIONAL FEES                                           3,500                3,500               40,750
GENERAL & ADMINISTRATIVE EXPENSES                             865                  938               22,316
GENERAL & ADMINISTRATIVE EXPENSES - RELATED PARTY             300                  300                5,900
                                                       ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                     4,665                4,738               68,966
                                                       ----------           ----------           ----------

NET INCOME (LOSS)                                      $   (4,665)          $   (4,738)          $  (68,966)
                                                       ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE                         $    (0.00)          $    (0.00)
                                                       ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                              1,700,000            1,700,000
                                                       ==========           ==========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                     July 10, 2006
                                                                Three Months       Three Months       (inception)
                                                                   Ended              Ended             through
                                                                November 30,       November 30,       November 30,
                                                                    2011               2010               2011
                                                                  --------           --------           --------
OPERATING ACTIVITIES
  Net income (loss)                                               $ (4,665)          $ (4,738)          $(68,966)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                 1,005              2,540              2,165
    Accounts Payable - Related Party                                   300                300              2,100
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (3,360)            (1,898)           (64,701)

INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --             40,000
  Loan Payable - From Related Party                                  4,000                 50             26,876
  Loan Payable - Paid to Related Party                                  --                 --                102
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        4,000                 50             66,978
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                        640             (1,848)             2,277

CASH AT BEGINNING OF PERIOD                                          1,637              1,888                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $  2,277           $     40           $  2,277
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
            Notes to Unaudited Condensed Interim Financial Statements
                                November 30, 2011
--------------------------------------------------------------------------------

NOTE 1. CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by SOPAC Solutions Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2011 audited financial statements. The results of operations for the period ended November 30, 2011 is not necessarily indicative of the operating results for the full year.

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

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
            Notes to Unaudited Condensed Interim Financial Statements
                                November 30, 2011
--------------------------------------------------------------------------------

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

NOTE 5. RELATED PARTY TRANSACTIONS

From January 1, 2007 to present the Company paid its sole officer and director, Ezra E. Ezra, $100 per month for use of office space and services. As of November 30, 2011 there was an account payable - related party of $2,100 reflecting unpaid rent of $300 for the last three months, $1,200 and $600 from fiscal years 2011 and 2010 respectively.

As of November 30, 2011, there was a loan payable due to Ezra E. Ezra for $26,978, which is non-interest bearing with no specific repayment terms.

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

We incurred operating expenses of $4,665 for the three month period ended November 30, 2011. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended November 30, 2011 and 2010 was $4,665 and $4,738, respectively, with no revenues for either period. Our net loss from inception through November 30, 2011 was $68,968.

As of November 30, 2011, there is a total of $26,978 in a loan payable that is owed by the company to Eric Ezra, the sole officer and director, for expenses that he has paid on behalf of the company. The loan is interest free and payable on demand.

Cash provided by financing activities from inception through the period ended November 30, 2011 was $40,000 resulting from the sale of common stock to our director, Mr. Ezra E. Ezra, who purchased 1,000,000 shares of our Common Stock at $0.005 per share on July 10, 2006 for proceeds of $5,000 and the sale of 700,000 shares at $0.05 pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-138217, which became effective on November 17, 2006. On April 10, 2007 the offering was completed for proceeds of $35,000.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We had $2,277 in cash at November 30, 2011, and there were outstanding liabilities of $31,243, $26,078 of that amount is owed by the company to Eric Ezra, the sole officer and director, for funds he has loaned the company and expenses that he has paid on behalf of the company. The loan, in the amount of $26,978, is interest free and payable on demand. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception to November 30, 2011.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2011.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in SoPac Cellular Solutions' internal controls over financial reporting during the quarter ended November 30, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-138217, at the SEC website at www.sec.gov:

     Exhibit No.                 Description
     -----------                 -----------

         3.1       Articles of Incorporation*
         3.2       Bylaws*
        31.1       Sec. 302 Certification of Principal Executive Officer
        31.2       Sec. 302 Certification of Principal Financial Officer
        32.1       Sec. 906 Certification of Principal Executive Officer
        32.2       Sec. 906 Certification of Principal Financial Officer
        101        Interactive data files pursuant to Rule 405 of Regulation S-T

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Sopac Cellular Solutions, Inc.
                                         Registrant


Date: January 9, 2012                    By /s/ Ezra E. Ezra
                                            ------------------------------------
                                            Ezra E. Ezra
                                            (Principal Executive Officer,
                                            Principal Financial Officer,
                                            Principal Accounting Officer &
                                            Sole Director)