Form 10-Q
period 2012-02-29
SOPAC CELLULAR SOLUTIONS INC.
filed 2012-04-16
CIK 1373444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,700,000 shares as of April 16, 2012

ITEM 1. FINANCIAL STATEMENTS

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                 February 29,        August 31,
                                                                     2012               2011
                                                                   --------           --------
                                                                  (unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    412           $  1,637
                                                                   --------           --------
      TOTAL CURRENT ASSETS                                              412              1,637
                                                                   --------           --------

      TOTAL ASSETS                                                 $    412           $  1,637
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  2,705           $  1,160
  Accounts Payable - Related Party                                    2,400              1,800
  Loan Payable - Related Party                                       26,978             22,978
                                                                   --------           --------
      TOTAL CURRENT LIABILITIES                                      32,083             25,938
                                                                   --------           --------
      TOTAL LIABILITIES                                              32,083             25,938
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 1,700,000 shares issued and outstanding
   as of February 29, 2012 and August 31, 2011                        1,700              1,700
  Additional paid-in capital                                         38,300             38,300
  Deficit accumulated during development stage                      (71,671)           (64,301)
                                                                   --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                    (31,671)           (24,301)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $    412           $  1,637
                                                                   ========           ========


                       See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
                                  (unaudited)
--------------------------------------------------------------------------------

                                                                                                                 July 10, 2006
                                                      Three Months   Three Months    Six Months     Six Months    (inception)
                                                         Ended          Ended          Ended          Ended        through
                                                       February 29,   February 28,   February 29,   February 28,  February 29,
                                                          2012           2011           2012           2011          2012
                                                       ----------     ----------     ----------     ----------    ----------
REVENUES
  Revenues                                             $       --     $       --     $       --     $       --    $       --
                                                       ----------     ----------     ----------     ----------    ----------
TOTAL REVENUES                                                 --             --             --             --            --

OPERATING EXPENSES
  Professional Fees                                         1,500          1,500          5,000          5,000        42,250
  General & Administrative Expenses                           905            508          1,770          1,446        23,221
  General & Administrative Expenses - Related Party           300            300            600            600         6,200
                                                       ----------     ----------     ----------     ----------    ----------
TOTAL OPERATING EXPENSES                                    2,705          2,308          7,370          7,046        71,671

Provision for Income Taxes                                     --             --             --             --            --
                                                       ----------     ----------     ----------     ----------    ----------

NET INCOME (LOSS)                                      $   (2,705)    $   (2,308)    $   (7,370)    $   (7,046)   $  (71,671)
                                                       ==========     ==========     ==========     ==========    ==========

BASIC EARNING (LOSS) PER SHARE                         $    (0.00)    $    (0.00)    $    (0.00)    $    (0.00)
                                                       ==========     ==========     ==========     ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                              1,700,000      1,700,000      1,700,000      1,700,000
                                                       ==========     ==========     ==========     ==========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                           July 10, 2006
                                                                       Six Months         Six Months        (inception)
                                                                         Ended              Ended             through
                                                                       February 29,       February 28,       February 29,
                                                                          2012               2011               2012
                                                                        --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $ (7,370)          $ (7,046)          $(71,671)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Accounts Payable                                                       1,545             (1,100)             2,705
    Accounts Payable - Related Party                                         600                600              2,400
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (5,225)            (7,546)           (66,566)

CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --
                                                                        --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - From Related Party                                        4,000              7,050             26,876
  Loan Payable - Paid to Related Party                                       102
  Proceeds from issuance of common stock                                      --                 --             40,000
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             4,000              7,050             66,978
                                                                        --------           --------           --------
NET INCREASE (DECREASE) IN CASH                                           (1,225)              (496)               412

CASH AT BEGINNING OF PERIOD                                                1,637              1,888                 --
                                                                        --------           --------           --------

CASH AT END OF YEAR                                                     $    412           $  1,392           $    412
                                                                        ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
  Interest                                                              $     --           $     --           $     --
                                                                        ========           ========           ========
  Income Taxes                                                          $     --           $     --           $     --
                                                                        ========           ========           ========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
            Notes to Unaudited Condensed Interim Financial Statements
                                February 29, 2012


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by SOPAC Solutions Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 29, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2011 audited financial statements. The results of operations for the period ended February 29, 2012 is not necessarily indicative of the operating results for the full year.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

From January 1, 2007 to present the Company paid its sole officer and director, Ezra E. Ezra, $100 per month for use of office space and services. As of February 29, 2012 there was an account payable - related party of $2,400 reflecting unpaid rent of $600 for the last six months, $1,200 and $600 from fiscal years 2011 and 2010 respectively.

As of February 29, 2012, there was a loan payable due to Ezra E. Ezra for $26,978, which is non-interest bearing with no specific repayment terms.

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

We incurred operating expenses of $2,705 for the three month period ended February 29, 2012. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended February 29, 2012 and February 28, 2011 was $2,705 and $2,308, respectively, with no revenues for either period. Our net loss for the six months ended February 29, 2012 and February 28, 2011 was $7,370 and $7,046, respectively, with no revenues for either period. Our net loss from inception through February 29, 2012 was $71,671.

As of February 29, 2012, there is a total of $26,978 in a loan payable that is owed by the company to Eric Ezra, the sole officer and director, for expenses that he has paid on behalf of the company. The loan is interest free and payable on demand.

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

LIQUIDITY AND CAPITAL RESOURCES

We had $412 in cash at February 29, 2012, and there were outstanding liabilities of $32,083, $26,978 of that amount is owed by the company to Eric Ezra, the sole officer and director, for funds he has loaned the company and expenses that he has paid on behalf of the company. The loan, in the amount of $26,978, is interest free and payable on demand. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception to February 29, 2012.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 29, 2012.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in SoPac Cellular Solutions' internal controls over financial reporting during the quarter ended February 29, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-138217, at the SEC website at:

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

101           Interactive data files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Sopac Cellular Solutions, Inc.
                                        Registrant


Date April 16, 2012                     By /s/ Ezra E. Ezra
                                           -------------------------------------
                                           Ezra E. Ezra
                                           (Principal Executive Officer,
                                           Principal Financial Officer,
                                           Principal Accounting Officer &
                                           Sole Director)