Form 10-Q
period 2012-05-31
SOPAC CELLULAR SOLUTIONS INC.
filed 2012-07-13
CIK 1373444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 2012

                        Commission file number 000-54664


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,700,000 shares as of July 13, 2012

ITEM 1. FINANCIAL STATEMENTS

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                As of                  As of
                                                             May 31, 2012         August 31, 2011
                                                             ------------         ---------------
                                                              (unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                         $    267               $  1,637
                                                               --------               --------
TOTAL CURRENT ASSETS                                                267                  1,637
                                                               --------               --------

      TOTAL ASSETS                                             $    267               $  1,637
                                                               ========               ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                             $     80               $  1,160
  Accounts Payable - Related Party                                2,700                  1,800
  Loan Payable - Related Party                                   31,965                 22,978
                                                               --------               --------
TOTAL CURRENT LIABILITIES                                        34,745                 25,938
                                                               --------               --------

      TOTAL LIABILITIES                                          34,745                 25,938
                                                               --------               --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 1,700,000 shares issued and outstanding
   as of May 31, 2012 and August 31, 2011                         1,700                  1,700
  Additional paid-in capital                                     38,300                 38,300
  Deficit accumulated during development stage                  (74,478)               (64,301)
                                                               --------               --------
TOTAL STOCKHOLDERS' EQUITY                                      (34,478)               (24,301)
                                                               --------               --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $    267               $  1,637
                                                               ========               ========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                             Statement of Operations
                                  (unaudited)
--------------------------------------------------------------------------------

                                                                                                         July 10, 2006
                                           Three Months    Three Months    Nine Months     Nine Months    (inception)
                                              Ended           Ended           Ended           Ended         through
                                             May 31,         May 31,         May 31,         May 31,        May 31,
                                              2012            2011            2012            2011           2012
                                           ----------      ----------      ----------      ----------     ----------
REVENUES
  Revenues                                 $       --      $       --      $       --      $       --     $       --
                                           ----------      ----------      ----------      ----------     ----------
TOTAL REVENUES                                     --              --              --              --             --

OPERATING EXPENSES
  Professional Fees                             1,500           1,500           6,500           6,500         43,750
  General & Administrative Expenses             1,007             368           2,777           1,814         24,228
  General & Administrative Expenses
   - Related Party                                300             300             900             900          6,500
                                           ----------      ----------      ----------      ----------     ----------
TOTAL OPERATING EXPENSES                        2,807           2,168          10,177           9,214         74,478

Provision for Income Taxes                         --              --              --              --             --
                                           ----------      ----------      ----------      ----------     ----------

NET INCOME (LOSS)                          $   (2,807)     $   (2,168)     $  (10,177)     $   (9,214)    $  (74,478)
                                           ==========      ==========      ==========      ==========     ==========

BASIC EARNING (LOSS) PER SHARE             $    (0.00)     $    (0.00)     $    (0.01)     $    (0.01)
                                           ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  1,700,000       1,700,000       1,700,000       1,700,000
                                           ==========      ==========      ==========      ==========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                      July 10, 2006
                                                                 Nine Months        Nine Months        (inception)
                                                                    Ended              Ended             through
                                                                   May 31,            May 31,            May 31,
                                                                    2012               2011               2012
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(10,177)          $ (9,214)          $(74,478)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                (1,080)              (170)                80
    Accounts Payable - Related Party                                   900                900              2,700
    Bank Overdraft                                                      --                 --                 --
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (10,357)            (8,484)           (71,698)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from Related Party                                            8,987              7,050             31,965
  Proceeds from issuance of common stock                                --                 --             40,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        8,987              7,050             71,965
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (1,370)            (1,434)               267

CASH AT BEGINNING OF PERIOD                                          1,637              1,888                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $    267           $    454           $    267
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
            Notes to Unaudited Condensed Interim Financial Statements
                                  May 31, 2012
--------------------------------------------------------------------------------

NOTE 1. CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by SOPAC Solutions Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2011 audited financial statements. The results of operations for the period ended May 31, 2012 is not necessarily indicative of the operating results for the full year.

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

                          SOPAC CELLULAR SOLUTIONS INC.
                          (A Development Stage Company)
            Notes to Unaudited Condensed Interim Financial Statements
                                  May 31, 2012
--------------------------------------------------------------------------------

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

NOTE 5. RELATED PARTY TRANSACTIONS

From January 1, 2007 to present the Company paid its sole officer and director, Ezra E. Ezra, $100 per month for use of office space and services. As of May 31, 2012 there was an account payable - related party of $2,700 reflecting unpaid rent of $900 for the last nine months and $1,200 and $600 from fiscal years 2011 and 2010 respectively.

As of May 31, 2012, there was a loan payable due to Ezra E. Ezra for $31,965, which is non interest bearing with no specific repayment terms.

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

We incurred operating expenses of $2,807 for the three month period ended May 31, 2012. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended May 31, 2012 and 2011 was $2,807 and $2,168, respectively, with no revenues for either period. Our net loss for the nine months ended May 31, 2012 and 2011 was $10,177 and $9,214, respectively, with no revenues for either period. Our net loss from inception through May 31, 2012 was $74,478.

As of May 31, 2012, there is a total of $31,965 in a loan payable that is owed by the company to Eric Ezra, the sole officer and director, for expenses that he has paid on behalf of the company. The loan is interest free and payable on demand.

Cash provided by financing activities from inception through the period ended May 31, 2012 was $40,000 resulting from the sale of common stock to our director, Mr. Ezra E. Ezra, who purchased 1,000,000 shares of our Common Stock at $0.005 per share on July 10, 2006 for proceeds of $5,000 and the sale of 700,000 shares at $0.05 pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-138217, which became effective on November 17, 2006. On April 10, 2007 the offering was completed for proceeds of $35,000.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We had $267 in cash at May 31, 2012, and there were outstanding liabilities of $34,745, $34,665 of that amount is owed by the company to Eric Ezra, the sole officer and director, for funds he has loaned the company and expenses that he has paid on behalf of the company. The loan payable, in the amount of $31,965, is interest free and payable on demand. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception to May 31, 2012.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2012.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in SoPac Cellular Solutions' internal controls over financial reporting during the quarter ended May 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                        Sopac Cellular Solutions, Inc.
                                        Registrant


Date July 13, 2012                      By /s/ Ezra E. Ezra
                                           -------------------------------------
                                           Ezra E. Ezra
                                           (Principal Executive Officer,
                                           Principal Financial Officer,
                                           Principal Accounting Officer &
                                           Sole Director)