Form 10-Q
period 2012-11-30
iTALK Inc.
filed 2013-01-14
CIK 1373444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended November 30, 2012
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ___________ to ___________

                        Commission File Number 000-54664

                                   iTALK INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                                  N/A
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

238 NE 1st Avenue, Delray Beach,  Florida                          33444
 (Address of principal executive offices)                        (Zip Code)

                                 (877) 652-3834
              (Registrant's telephone number, including area code)

           Sopac Cellular Solutions Inc., 4438 Vesper Avenue, Suite 2
                        Sherman Oaks, California, 91403
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [X] YES [ ] NO

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] YES [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 42,500,000 common shares issued and outstanding as of January 14, 2013.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements...........................................   3

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................   9

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....  12

   Item 4.  Controls and Procedures........................................  12

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings..............................................  13

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....  13

   Item 3.  Defaults Upon Senior Securities................................  13

   Item 4.  Mine Safety Disclosures........................................  13

   Item 5.  Other Information..............................................  13

   Item 6.  Exhibits.......................................................  14

SIGNATURES.................................................................  15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

                                   iTalk Inc.
                    (FORMERLY: SOPAC CELLULAR SOLUTIONS INC.)
                          (A Development Stage Company)
                            Condensed Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                 November 30,        August 31,
                                                                     2012               2012
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 11,564           $  1,578
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 11,564              1,578
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 11,564           $  1,578
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  5,282           $  2,570
  Accounts Payable - Related Party                                    3,300              3,000
  Loan Payable - Related Party                                       61,965             46,965
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            70,547             52,535
                                                                   --------           --------

      TOTAL LIABILITIES                                              70,547             52,535
                                                                   --------           --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 1,875,000,000 shares
   authorized; 42,500,000 shares issued and outstanding
   as of November 30, 2012 and August 31, 2012                       42,500             42,500
  Additional paid-in capital                                         (2,500)            (2,500)
  Deficit accumulated during development stage                      (98,983)           (90,957)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (58,983)           (50,957)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 11,564           $  1,578
                                                                   ========           ========


                        See Notes to Financial Statements
                                   iTalk Inc.
                    (FORMERLY: SOPAC CELLULAR SOLUTIONS INC.)
                          (A Development Stage Company)
                       Condensed Statements of Operations
--------------------------------------------------------------------------------

                                                                                                July 10, 2006
                                                     Three Months          Three Months          (inception)
                                                        Ended                 Ended                through
                                                     November 30,          November 30,          November 30,
                                                         2012                  2011                  2012
                                                      -----------           -----------           -----------
REVENUES
  Revenues                                            $        --           $        --           $        --
                                                      -----------           -----------           -----------
TOTAL REVENUES                                                 --                    --                    --

PROFESSIONAL FEES                                           6,142                 3,500                51,392
GENERAL & ADMINISTRATIVE EXPENSES                           1,584                   865                40,491
GENERAL & ADMINISTRATIVE EXPENSES - RELATED PARTY             300                   300                 7,100
                                                      -----------           -----------           -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                     8,026                 4,665                98,983
                                                      -----------           -----------           -----------

NET INCOME (LOSS)                                     $    (8,026)          $    (4,665)          $   (98,983)
                                                      ===========           ===========           ===========

BASIC EARNING (LOSS) PER SHARE                        $     (0.00)          $     (0.00)
                                                      ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                             42,500,000            42,500,000
                                                      ===========           ===========


                        See Notes to Financial Statements
                                   iTalk Inc.
                    (FORMERLY: SOPAC CELLULAR SOLUTIONS INC.)
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         July 10, 2006
                                                                Three Months         Three Months         (inception)
                                                                   Ended                Ended               through
                                                                November 30,         November 30,         November 30,
                                                                    2012                 2011                 2012
                                                                 ----------           ----------           ----------
OPERATING ACTIVITIES
  Net income (loss)                                              $   (8,026)          $   (4,665)          $  (98,9813)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                  2,712                1,005                5,282
    Accounts Payable - Related Party                                    300                  300                3,300
                                                                 ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (5,014)              (3,360)             (90,401)

INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                   --                   --

FINANCING ACTIVITIES
  Issuance of common stock                                               --                   --               40,000
  Loan Payable - From Related Party                                  15,000                4,000               61,863
  Loan Payable - Paid to Related Party                                   --                   --                  102
                                                                 ----------           ----------           ----------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        15,000                4,000              101,965
                                                                 ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                                       9,986                  640               11,564

CASH AT BEGINNING OF PERIOD                                           1,578                1,637                   --
                                                                 ----------           ----------           ----------

CASH AT END OF PERIOD                                            $   11,564           $    2,277           $   11,564
                                                                 ==========           ==========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                       $       --           $       --           $       --
                                                                 ==========           ==========           ==========

  Income Taxes                                                   $       --           $       --           $       --
                                                                 ==========           ==========           ==========


                        See Notes to Financial Statements
                                   iTalk Inc.
                    (FORMERLY: SOPAC CELLULAR SOLUTIONS INC.)
                          (A Development Stage Company)
            Notes to Unaudited Condensed Interim Financial Statements
                                November 30, 2012


NOTE 1. CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by iTalk Inc. (Formerly: SOPAC Cellular Solutions Inc.) (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2012 audited financial statements. The results of operations for the period ended November 30, 2012 is not necessarily indicative of the operating results for the full year.

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

                                   iTalk Inc.
                    (FORMERLY: SOPAC CELLULAR SOLUTIONS INC.)
                          (A Development Stage Company)
            Notes to Unaudited Condensed Interim Financial Statements
                                November 30, 2012


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

NOTE 5. RELATED PARTY TRANSACTIONS

From January 1, 2007 to present the Company paid its sole officer and director, Ezra E. Ezra, $100 per month for use of office space and services. As of November 30, 2012 there was an account payable - related party of $3,300 reflecting unpaid rent of $300 for the last three months and $1,200, $1,200 and $600 from fiscal years 2011, 2010 and 2009 respectively.

As of November 30, 2012, there was a loan payable due to Ezra E. Ezra for $46,965, which is non interest bearing with no specific repayment terms and a loan payable due to David F. Levy for $15,000 which is non interest bearing with no specific repayment terms.

NOTE 6. SUBSEQUENT EVENTS

Effective December 21, 2012, the Company affected a 25 for one forward stock split of its issued and outstanding common stock. As a result, its authorized capital increased to 1,875,000,000 shares of common stock with a par value of $0.001 and it's issued and outstanding shares increased from 1,700,000 shares of common stock to 42,500,000 shares of common stock.

Also, effective December 21, 2012, the Company has changed its name from "SOPAC Cellular Solutions Inc." to "iTalk Inc."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", expects", "plans", "anticipates", "believes", "estimates", "predicts", potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean iTalk Inc., unless otherwise indicated.

CORPORATE OVERVIEW

Our company was incorporated on July 10, 2006 in the State of Nevada under the name Sopac Cellular Solutions Inc., and was formed to sell wireless technology and cell phone service to medium and large corporations, involving a large array of cellular service plans, cell phones, software and accessories.

On December 18, 2012, we filed Articles of Merger with the Nevada Secretary of State to change our name from "Sopac Cellular Solutions Inc." to "iTalk Inc.", to be effected by way of a merger with our wholly-owned subsidiary iTalk Inc., which was created solely for the name change.

Also on December 18, 2012, we filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized, issued and outstanding shares of common stock on a 25 new for 1 old basis and, consequently, our authorized capital increased from 75,000,000 to 1,875,000,000 shares of common stock and our issued and outstanding shares of common stock increased from 1,700,000 to 42,500,000, all with a par value of $0.001.

These amendments became effective on December 21, 2012 upon approval from the Financial Industry Regulatory Authority.

The forward split and name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on December 21, 2012 under the symbol "SOPCD". The "D" will be placed on our ticker symbol for 20 business days. After 20 business days our ticker symbol will revert back to its original symbol "SOPC". Subsequently, after 10 business days our ticker symbol will change to our new symbol "TALK" to better reflect our company's new name. Our CUSIP number is 465353 100.

RESULTS OF OPERATIONS

Our company is still in development stage and has generated no revenues to date.

THREE-MONTH PERIOD ENDED NOVEMBER 30, 2012 COMPARED WITH THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2011.

The following discussion of our results of operations should be read in conjunction with our unaudited financial statements for the three month period ended November 30, 2012 which are included herein.

Our operating results for the three month periods ended November 30, 2012 and 2011 and the period from July 10, 2006 (inception) to November 30, 2012 are summarized as follows:

                                                                                           From
                                                                                       July 10, 2006
                                                             Three Months Ended       (Inception) To
                                                                November 30,           November 30,
                                                           2012            2011            2012
                                                         --------        --------        --------
Professional fees                                        $  6,142        $  3,500        $ 51,392
General and administrative expenses                         1,584             865          40,491
General and administrative expenses - related party           300             300           7,100
                                                         --------        --------        --------
Net Loss                                                 $ (8,026)       $ (4,665)       $(98,983)
                                                         ========        ========        ========

We incurred operating expenses of $8,026 for the three month period ended November 30, 2012 compared to operating expenses of $4,665 for the same period in 2011. These expenses for the three month period ended November 30, 2012 consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our operating expenses from July 10, 2006 (inception) through November 30, 2012 were $98,913.

Our net loss for the three months ended November 30, 2012 and 2011 was $8,026 and $4,665, respectively, with no revenues for either period. Our net loss from July 10, 2006 (inception) through November 30, 2012 was $98,983.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2012, we had total current assets of $11,564 and current liabilities of $70,547. We have a working capital deficit of $58,983 as of November 30, 2012.

As of November 30, 2012, there is a total of $46,965 in a loan payable that is owed by the company to Eric Ezra, an officer and director, for expenses that he has paid on behalf of the company. The loan is interest free and payable on demand.

As of November 30, 2012, there is a total of $15,000 in a loan payable that is owed by the company to David F. Levy, an officer and director, for funds he loaned the company to pay expenses. The loan is interest free and payable on demand.

WORKING CAPITAL

                                                      As of            As of
                                                   November 30,      August 31,
                                                      2012             2012
                                                    --------         --------
Current Assets                                      $ 11,564         $  1,578
Current Liabilities                                 $ 70,547         $ 52,535
Working Capital (Deficit)                           $(58,983)        $(50,957)

CASH FLOWS

                                                   Three Month      Three Month
                                                  Period Ended     Period Ended
                                                   November 30,     November 30,
                                                      2012             2011
                                                    --------         --------
Cash provided by (used in) Operating Activities     $ (5,014)        $ (3,360)
Cash provided by (used in) Investing Activities          Nil              Nil
Cash provided by (used in) Financing Activities       15,000            4,000
                                                    --------         --------
Net Increase (Decrease) in Cash                     $  9,986         $    640
                                                    ========         ========

Cash used in operating activities for the three month period ended November 30, 2012 was $5,014 compared to $3,360 provided by operating activities for the three month period ended November 30, 2011.

Cash provided by financing activities for the three month period ended November 30, 2012 was $15,000 compared to $4,000 provided by financing activities for the three month period ended November 30, 2011.

PLAN OF OPERATION

Our company had not been successful in establishing partnerships with suppliers such as Sprint/Nextel, AT&T and Verizon Wireless. Due to the economic conditions over the past year, our company had been unable to attain any level of success despite the continued efforts of our director. Our management began analyzing various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares.

Our company's new focus on being a Wireless Technology Value Added Reseller
(VAR) to develop and launch new technology and products in the global communications market. Our company provides wholesale and retail telecommunications services, and products worldwide.

In December 2012, with the appointment of David F. Levy as president, chief executive officer, secretary and director, and under his leadership, our company changed its business focus and will now move forward with marketing and distributing its iTalk Phone devices. The iTalk phone looks just like an iPhone, but the monthly cost is nothing like the ones most smartphone customers get in the mail each month as it will only cost $20 per month. The iTalk Phone isn't a phone, exactly. The iTalk Phone uses the iPod Touch as a makeshift Smartphone, an endeavor usually reserved for a small niche of enterprising techies. Many of them share phone-related strategies, usually involving use of Skype or Google Voice, on Internet message boards, but not anymore. The utilization of the iTalk Phone as a makeshift Smartphone is accomplished by coupling its iTalk Sleeve device with the iTouch, a touch-screen gadget that contains most of the features of an iPhone, except for the earpiece and cellular chip integrated with iTalk Service and Data Plan. The iTalk sleeve is as easy as putting on an iPhone cover as it just snaps in place.

GOING CONCERN

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

CRITICAL ACCOUNTING POLICIES

BASIC EARNINGS PER SHARE

ASC No. 260, "Earnings Per Share", specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. Our company has adopted the provisions of ASC No. 260.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in our company.

RECENT ACCOUNTING PRONOUNCEMENTS

Our company has evaluated the recent accounting pronouncements issued through the issuance of these financial statements, and our company does not expect that the effectiveness of any of these changes will have a material impact on our company's financial position, or statements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On December 10, 2012, Eric E. Ezra resigned as chief executive officer, president and secretary of our company. Mr. Ezra continues to act as chief financial officer and as a director of our company.

Subsequently, on December 10, 2012, David F. Levy was appointed as chief executive officer, president, secretary and director of our company.

Our company's board of directors is now comprised of David F. Levy and Eric E. Ezra.

ITEM 6.  EXHIBITS

Exhibit No.                        Description
-----------                        -----------

(3)          (I) ARTICLES; (II) BY-LAWS

3.1 Articles of Incorporation (Incorporated by reference to our Registration Statement on Form SB-2 filed on October 26, 2006)

3.2 By-Laws (Incorporated by reference to our Registration Statement on Form SB-2 filed on October 26, 2006)

3.3 Articles of Merger (Incorporated by reference to our Current Report on Form 8-K filed on December 21, 2012)

3.4 Certificate of Change (Incorporated by reference to our Current Report on Form 8-K filed on December 21, 2012)

(31)         RULE 13A-14(A) / 15D-14(A) CERTIFICATIONS

31.1* Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2* Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(32)         SECTION 1350 CERTIFICATIONS

32.1* Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2* Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101**        INTERACTIVE DATA FILE
101.INS      XBRL Instance Document
101.SCH      XBRL Taxonomy Extension Schema Document
101.CAL      XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF      XBRL Taxonomy Extension Definition Linkbase Document
101.LAB      XBRL Taxonomy Extension Label Linkbase Document
101.PRE      XBRL Taxonomy Extension Presentation Linkbase Document

----------
*    Filed herewith.
** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of
     Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ITALK INC.


Date: January 14, 2013                      /s/ David F. Levy
                                            ------------------------------------
                                            David F. Levy
                                            President, Chief Executive Officer,
                                            Secretary and Director
                                            (Principal Executive Officer)


Date: January 14, 2013                      /s/ Eric E. Ezra
                                            ------------------------------------
                                            Eric E. Ezra
                                            Chief Financial Officer and Director
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)