Form 10-Q
period 2013-02-28
iTALK Inc.
filed 2013-04-15
CIK 1373444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended February 28, 2013
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from _____________ to _____________

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

238 NE 1st Avenue, Suite, 200, Delray Beach, Florida              33444
     (Address of principal executive offices)                   (Zip Code)

                                 (877) 652-3834
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 42,500,000 common shares issued and outstanding as of April 15, 2013.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION................................................ 3

Item 1.  Financial Statements................................................. 3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................ 9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........13

Item 4.  Controls and Procedures..............................................13

PART II - OTHER INFORMATION...................................................14

Item 1.  Legal Proceedings....................................................14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........14

Item 3.  Defaults Upon Senior Securities......................................14

Item 4.  Mine Safety Disclosures..............................................14

Item 5.  Other Information....................................................14

Item 6.  Exhibits.............................................................15

SIGNATURES....................................................................16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2013 are not necessarily indicative of the results that can be expected for the full year.

                                   iTalk Inc.
                    (FORMERLY: SOPAC CELLULAR SOLUTIONS INC.)
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of                As of
                                                                   February 28,         August 31,
                                                                      2013                 2012
                                                                   ----------           ----------
                                                                   (unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $      380           $    1,578
                                                                   ----------           ----------
TOTAL CURRENT ASSETS                                                      380                1,578
                                                                   ----------           ----------

TOTAL ASSETS                                                       $      380           $    1,578
                                                                   ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                      8,037                2,570
  Accounts Payable - Related Party                                     13,300                3,000
  Loan Payable - Related Party                                         61,965               46,965
                                                                   ----------           ----------
TOTAL CURRENT LIABILITIES                                              83,302               52,535
                                                                   ----------           ----------
TOTAL LIABILITIES                                                      83,302               52,535
                                                                   ----------           ----------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 1,875,000,000 shares
   authorized; 42,500,000 shares issued and outstanding
   as of February 28, 2013 and August 31, 2012                         42,500               42,500
  Additional paid-in capital                                           (2,500)              (2,500)
  Deficit accumulated during development stage                       (122,922)             (90,957)
                                                                   ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                            (82,922)             (50,957)
                                                                   ----------           ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $      380           $    1,578
                                                                   ==========           ==========


                        See Notes to Financial Statements
                                   iTalk Inc.
                    (FORMERLY: SOPAC CELLULAR SOLUTIONS INC.)
                          (A Development Stage Company)
                             Statement of Operations
                                  (unaudited)
--------------------------------------------------------------------------------

                                                                                                               July 10, 2006
                                        Three Months      Three Months        Six Months        Six Months      (inception)
                                           Ended             Ended              Ended             Ended           through
                                        February 28,      February 29,       February 28,      February 29,     February 28,
                                            2013              2012               2013              2012             2013
                                        ------------      ------------       ------------      ------------     ------------
REVENUES
  Revenues                              $         --      $         --       $         --      $         --     $         --
                                        ------------      ------------       ------------      ------------     ------------
TOTAL REVENUES                                    --                --                 --                --               --

OPERATING EXPENSES
  Professional Fees                            7,325             1,500             13,467             5,000           58,717
  General & Administrative Expenses            6,614               905              8,198             1,770           47,105
  General & Administrative Expenses
   - Related Party                            10,000               300             10,300               600           17,100
                                        ------------      ------------       ------------      ------------     ------------
TOTAL OPERATING EXPENSES                      23,939             2,705             31,965             7,370          122,922

Provision for Income Taxes                        --                --                 --                --               --
                                        ------------      ------------       ------------      ------------     ------------

NET INCOME (LOSS)                       $    (23,939)     $     (2,705)      $    (31,965)     $     (7,370)    $   (122,922)
                                        ============      ============       ============      ============     ============

BASIC EARNING (LOSS) PER SHARE          $      (0.00)     $      (0.00)      $      (0.00)     $      (0.00)
                                        ============      ============       ============      ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                42,500,000        42,500,000         42,500,000        42,500,000
                                        ============      ============       ============      ============


                        See Notes to Financial Statements
                                   iTalk Inc.
                    (FORMERLY: SOPAC CELLULAR SOLUTIONS INC.)
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                                              July 10, 2006
                                                                      Six Months           Six Months          (inception)
                                                                        Ended                Ended               through
                                                                     February 28,         February 29,         February 28,
                                                                         2013                 2012                 2013
                                                                      ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $  (31,965)          $   (7,370)          $ (122,922)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Accounts Payable                                                       5,467                1,545                8,037
    Accounts Payable - Related Party                                      10,300                  600               13,300
                                                                      ----------           ----------           ----------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (16,198)              (5,225)            (101,585)

CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                   --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - From Related Party                                       15,000                4,000               61,863
  Loan Payable - Paid to Related Party                                       102
  Proceeds from issuance of common stock                                      --                   --               40,000
                                                                      ----------           ----------           ----------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            15,000                4,000              101,965
                                                                      ----------           ----------           ----------
NET INCREASE (DECREASE) IN CASH                                           (1,198)              (1,225)                 380
CASH AT BEGINNING OF PERIOD                                                1,578                1,637                   --
                                                                      ----------           ----------           ----------

CASH AT END OF YEAR                                                   $      380           $      412           $      380
                                                                      ==========           ==========           ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
  Interest                                                            $       --           $       --           $       --
                                                                      ==========           ==========           ==========
  Income Taxes                                                        $       --           $       --           $       --
                                                                      ==========           ==========           ==========


                       See Notes to Financial Statements
                                   iTalk Inc.
                    (FORMERLY: SOPAC CELLULAR SOLUTIONS INC.)
                          (A Development Stage Company)
            Notes to Unaudited Condensed Interim Financial Statements
                                February 28, 2013


NOTE 1. CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by iTalk Inc. (Formerly: SOPAC Cellular Solutions Inc.) (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2012 audited financial statements. The results of operations for the period ended February 28, 2013 is not necessarily indicative of the operating results for the full year.

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

                                   iTalk Inc.
                    (FORMERLY: SOPAC CELLULAR SOLUTIONS INC.)
                          (A Development Stage Company)
            Notes to Unaudited Condensed Interim Financial Statements
                                February 28, 2013


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

NOTE 5. RELATED PARTY TRANSACTIONS

From January 1, 2007 to November 30, 2012 the Company paid its sole officer and director at the time, Ezra E. Ezra, $100 per month for use of office space and services. Ezra E. Ezra resigned from the Company on January 16, 2013. As of February 28, 2013 there was an account payable - related party of $3,300 reflecting unpaid rent of $300 for the last six months and $1,200, $1,200 and $600 from fiscal years 2011, 2010 and 2009 respectively.

As of February 28, 2013, there was a loan payable due to Ezra E. Ezra for $46,965, which is non interest bearing with no specific repayment terms and a loan payable due to David F. Levy for $15,000 which is non interest bearing with no specific repayment terms.

NOTE 6. ACCRUED SALARIES

Officer's salaries for the David Levy and Richard Dea, were not paid and accordingly the Company has accrued their salaries due under their employment starting February 1, 2013. The two officers accrued amounts are $5,000.00 each.

NOTE 7. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the issuance of these financial statements and nothing has occurred that would require disclosure.

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

These amendments became effective on December 21, 2012 upon approval from the Financial Industry Regulatory Authority and our ticker symbol changed to our new symbol "TALK" to better reflect our company's new name. Our CUSIP number is 465353 100.

RESULTS OF OPERATIONS

Our company is still in development stage and has generated no revenues to date.

THREE-MONTH PERIOD ENDED FEBRUARY 28, 2013 COMPARED WITH THE THREE MONTH PERIOD ENDED FEBRUARY 29, 2012.

The following discussion of our results of operations should be read in conjunction with our unaudited financial statements for the three month period ended February 28, 2013 which are included herein.

Our operating results for the three month periods ended February 28, 2013 and February 29, 2012 and the period from July 10, 2006 (inception) to February 28, 2013 are summarized as follows:

                                                                     From
                                                                 July 10, 2006
                                        Three Months Ended       (Inception) To
                                          February 28/29,         February 28,
                                        2013           2012           2013
                                     ----------     ----------     ----------
Professional fees                    $    7,325     $    1,500     $   58,717
General and administrative expenses       6,614            905         47,105
General and administrative expenses
 - related party                         10,000            300         17,100
                                     ----------     ----------     ----------

Net Loss                             $  (23,939)    $   (2,705)    $ (122,922)
                                     ==========     ==========     ==========

We incurred operating expenses of $23,939 for the three month period ended February 28, 2013 compared to operating expenses of $2,705 for the same period in 2012. These expenses for the three month period ended February 28, 2013 consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our operating expenses from July 10, 2006 (inception) through February 28, 2013 were $122,922.

Our net loss for the three months ended February 28, 2013 and February 29, 2012 was $23,939 and $2,705, respectively, with no revenues for either period. Our net loss from July 10, 2006 (inception) through February 28, 2013 was $122,922.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2013, we had total current assets of $380 and current liabilities of $83,302. We have a working capital deficit of $82,922 as of February 28, 2013.

As of February 28, 2013, there is a total of $46,965 in a loan payable that is owed by the company to Eric Ezra, a former officer and director, for expenses that he has paid on behalf of the company. The loan is interest free and payable on demand.

As of February 28, 2013, there is a total of $15,000 in a loan payable that is owed by the company to David F. Levy, an officer and director, for funds he loaned the company to pay expenses. The loan is interest free and payable on demand.

WORKING CAPITAL
                                                    As of            As of
                                                 February 28,      August 31,
                                                     2013             2012
                                                   --------         --------
Current Assets                                     $    380         $  1,578
Current Liabilities                                $ 83,302         $ 52,535
Working Capital (Deficit)                          $(82,922)        $(50,957)

CASH FLOWS
                                                   Six Month        Six Month
                                                 Period Ended     Period Ended
                                                 February 28,     February 29,
                                                     2013             2012
                                                   --------         --------
Cash provided by (used in) Operating Activities    $(16,198)        $ (5,225)
Cash provided by (used in) Investing Activities         Nil              Nil
Cash provided by (used in) Financing Activities      15,000            4,000
                                                   --------         --------

Net Increase (Decrease) in Cash                    $ (1,198)        $ (1,225)
                                                   ========         ========

Cash used in operating activities for the six month period ended February 28, 2013 was $(16,198) compared to $(5,225) provided by operating activities for the six month period ended February 29, 2012.

Cash provided by financing activities for the six month period ended February 28, 2013 was $15,000 compared to $4,000 provided by financing activities for the six month period ended February 29, 2013.

PLAN OF OPERATIONS

In December 2012, with the appointment of David F. Levy as president, chief executive officer, secretary and director, and under his leadership, our company changed its business focus and will now move forward with marketing and distributing its iTalk products.

MOBILE BROADBAND

We plan to launch secure nationwide mobile broadband wireless data transmission services primarily under the iData brand. We will offer low cost, no contract, mobile broadband with data plans. Customers will be able to choose the data plan that best meets their particular needs starting at $9.99 monthly. Our low cost broadband plans will give more people the opportunity to experience the benefits of broadband on the go. Our iData service is will be offered primarily through the use of a personal mobile hotspot - the iData MiFi Mobile Hotspot that can connect up to 5 Wi-Fi enabled devices.

COMMUNICATIONS

Our communications products included a domestic & international mobile App and calling service delivered under the brand iTalk and iTalkGlobal.. iTalkGlobal Intends to focus on delivering communications services through the combination of our iTalk hardware Sleeve and our mobile App coupled with convenient features and the delivery of low cost calls for consumers and businesses. iTalk intends to offers customers secure, instant activation and immediate access to the service while eliminating the need to use a PIN or switch long distance carriers. Other features include 24 hour online and over the phone recharge, speed dial, PIN-less dialing and online access to account balance, call history and purchase history.

WIRELESS NETWORK TECHNOLOGIES

We deliver mobile broadband wireless data transmission services primarily under the iData brand to subscribers through our mobile virtual network operator
(MVNO) agreement with a sub provider on Sprint's nationwide network that utilizes third generation (3G)& (4G) code division multiple access (CDMA) technologies.

SALES, MARKETING AND CUSTOMER CARE

We intend to focus on the marketing and sales of prepaid and postpaid enhanced mobile broadband and telecommunications services to targeted groups of retail subscribers: individual consumers, businesses, and government.

We intend to use a variety of sales channels to attract new subscribers of enhanced mobile broadband services and telecommunications, including:

     * direct telesales through representatives whose efforts focus on marketing and selling to consumers, businesses, and government;
     * major distribution network partners, brick and mortar retail stores, local and national non-affiliated dealers, independent contractors, focusing on sales to the consumer market and businesses; and
     * subscriber convenient channels, such as web sales, with a focus on commission based programs through affiliate marketing, email marketing, and strategic partnerships.

We intend to be able to provide value driven mobile broadband and telecommunications services via our Mobile Virtual Network Operators agreement and other connections. We will market our mobile broadband prepaid services under the iData(TM) brand. We offer these prepaid mobile broadband services without a contract or credit check.

Our Marketing efforts will also involve traditional print and television advertising, as well as web-based strategies such as Search Engine Optimization
(SEO), Search Engine Marketing (SEM), Cost Per Mile (CPM) advertising, Pay Per Click (PPC) advertising, paid placements, email marketing, and social media advertising. We will expand and maintain top tier strategic partnerships, reseller and affiliate relationships, public relations, and online marketing efforts to promote our lines of business.

Our customer care professionals intend to provide improved customer experiences, providing quality service with the goal of resolving customer issues and retaining a loyal customer base. We intend to proactively address customers' needs, and we offer live, in-house call center phone support, online chat support, and email support.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

                                          ITALK INC.


Date: April 15, 2013                      /s/ David F. Levy
                                          --------------------------------------
                                          David F. Levy
                                          President, Chief Executive Officer,
                                          Secretary and Director (Principal
                                          Executive Officer)


Date: April 15, 2013                      /s/ Richard Dea
                                          --------------------------------------
                                          Richard Dea
                                          Chief Financial Officer and Director
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)