Form 10-Q/A
period 2013-02-28
iTalk Inc.
filed 2013-05-16
CIK 1373444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A
                                (Amendment No. 1)

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

Large accelerated filer [  ]                       Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [ ] YES [X] NO

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

                                EXPLANATORY NOTE

This report on Form 10-Q/A constitutes an amendment to the current report on Form 10-Q for the quarter ended February 28, 2013 as filed on April 15, 2013. This amendment is being filed to correct the cover page as the Company failed to check the box that says that we are not a shell company. The Company launched products and commenced operations as of February 20, 2013 as updated in the Plan of Operations set forth in this amended Form 10Q/A and is no longer considered a shell company. No other changes were made to the 10-Q.

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

                                          ITALK INC.


Date: May 16, 2013                        /s/ David F. Levy
                                          --------------------------------------
                                          David F. Levy
                                          President, Chief Executive Officer,
                                          Secretary and Director (Principal
                                          Executive Officer)


Date: May 16, 2013                        /s/ Richard Dea
                                          --------------------------------------
                                          Richard Dea
                                          Chief Financial Officer and Director
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)