Form 10-Q
period 2013-05-31
iTalk Inc.
filed 2013-07-22
CIK 1373444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2013

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-54664

iTALK, INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 W. Cypress Creek Road; #111
Fort Lauderdale, Florida 33309
(Address of principal executive offices) (zip code)

(877) 652-3834
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☑.

As of July 19, 2013, there were 44,425,000 shares of registrant’s common stock outstanding.

iTALK, INC.

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements

		Condensed consolidated balance sheets as of May 31, 2013 (unaudited) and August 31, 2012	3

		Condensed consolidated statements of operations for the three and nine months ended May 31, 2013, 2012 and for the period from July 10, 2006 (date of inception) through May 31, 2013 (unaudited)	4

		Condensed consolidated statement of stockholders’ equity (deficiency) for the nine months ended May 31, 2013, 2012 (unaudited)	5

		Condensed consolidated statements of cash flows for the nine months ended May 31, 2013 and 2012 and for the period from July 10, 2006 (date of inception) through May 31, 2013 (unaudited)	6

		Notes to condensed consolidated financial statements (unaudited)	7-12

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

	ITEM 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	21

	ITEM 1A.	Risk Factors	21

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

	ITEM 3.	Defaults Upon Senior Securities	21

	ITEM 4.	Mine Safety Disclosures	21

	ITEM 5.	Other Information	21

	ITEM 6.	Exhibits	22

	SIGNATURES		23

ITEM 1. FINANCIAL STATEMENTS

iTALK, INC.
(Formerly known as Sopac Cellular Solutions, Inc.)
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash	$120,850	$1,578
Total current assets	120,849	1,578

Property and equipment, net	267,756	-

Other assets:
Customer lists, net	153,600	-
Domain rights	24,500	-
Investments	170,000	-
Goodwill	52,260	-
Total other assets	400,360	-

Total assets	$788,965	$1,578

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$39,283	$2,570
Notes payable	250,000	-
Advances payable	130,928	-
Advances payable, related party	3,300	3,000
Loans payable, related party	36,965	46,965
Total current liabilities	460,476	52,535

Total liabilities	460,476	52,535

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 1,875,000 shares authorized; 43,000,000 and 42,500,000 shares issued and outstanding as of May 31, 2013 and August 31, 2012, respectively	43,000	42,500
Additional paid in capital	459,500	-
Common stock subscriptions	124,982	-
Deficit accumulated during development stage	(298,992)	(93,457)
Total stockholders' equity (deficit)	328,490	(50,957)

Total liabilities and stockholders' equity (deficit)	$788,965	$1,578

See the accompanying notes to the unaudited condensed consolidated financial statements

iTALK, INC.
(Formerly known as Sopac Cellular Solutions, Inc.)
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					From July 10, 2006
					(Date of inception)
	Three months ended May 31,		Nine months ended May 31,		Through
	2013	2012	2013	2012	May 31, 2013
REVENUES:
Sales	$5,720	$-	$5,720	$-	$5,720

OPERATING EXPENSES:
Selling, general and administrative	166,498	2,507	179,965	9,277	264,122
Selling, general and administrative, related party	10,900	300	21,200	900	28,000
Research and development expenses	9,551	-	9,551	-	9,551
Total operating expenses	186,949	2,807	210,716	10,177	301,673

Loss from operations	(181,229)	(2,807)	(204,996)	(10,177)	(295,953)

Other income (expense):
Interest expense	(539)	-	(539)	-	(539)

Loss before provision for income taxes	(181,768)	(2,807)	(205,535)	(10,177)	(296,492)

Provision for income taxes (benefit)	-	-	-	-	-

NET LOSS	$(181,768)	$(2,807)	$(205,535)	$(10,177)	$(296,492)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	42,554,348	42,500,000	42,518,315	42,500,000

See the accompanying notes to the unaudited condensed consolidated financial statements

iTALK, INC.
(Formerly known as Sopac Cellular Solutions, Inc.)
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
NINE MONTHS ENDED MAY 31, 2013
(unaudited)

					Deficit
					Accumulated
			Additional	Common	During
	Common stock		Paid In	Stock	Development
	Shares	Amount	Capital	Subscription	Stage	Total

Balance, August 31, 2012	42,500,000	$42,500	$-	$-	$(93,457)	$(50,957)
Common stock issued in connection with the acquisition of RocketVoIP	500,000	500	459,500	-	-	460,000
Common stock subscriptions received	-	-	-	124,982	-	124,982
Net loss	-	-	-	-	(205,535)	(205,535)
Balance, May 31, 2013	43,000,000	$43,000	$459,500	$124,982	$(298,992)	$328,490

See the accompanying notes to the unaudited condensed consolidated financial statements

iTALK, INC.
(Formerly known as Sopac Cellular Solutions, Inc.)
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

			From July 10, 2006
			(Date of inception)
	Nine months ended May 31,		Through
	2013	2012	May 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(205,535)	$(10,177)	$(296,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Advances from stockholders/officers	300	900	3,300
Accounts payable and accrued expenses	26,713	(1,080)	29,283
Net cash used in operating activities	(178,522)	(10,357)	(263,909)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,116)	-	(13,116)
Acquisition of RocketVoLp	(15,000)	-	(15,000)
Payment towards acquisition of WQN	(170,000)	-	(170,000)
Net cash used in investing activities	(198,116)	-	(198,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	40,000
Proceeds from common stock subscriptions	124,982	-	124,982
Proceeds from notes payable	250,000	-	250,000
Proceeds from advances	130,928	-	130,928
(Payments) proceeds from related party loans	(10,000)	8,987	36,965
Net cash provided by financing activities	495,910	8,987	582,875

Net increase (decrease) in cash	119,272	(1,370)	120,850
Cash, beginning of period	1,578	1,637	-

Cash, end of period	$120,850	$267	$120,850

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non cash investing and financing activities:
Common stock issued in connection with the pending acquisition of RocketVoIP	$460,000	$-	$460,000

See the accompanying notes to the unaudited condensed consolidated financial statements

iTALK, INC.
(Formerly known as Sopac Cellular Solutions, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013 AND 2012 (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows:

Business and Basis of Presentation

iTALK, INC. (the “Company”) was formed on July 10, 2006 under the laws of the State of Nevada as Sopac Cellular Solutions, Inc. On December 18, 2012, the Company changed its name iTALK, INC. effected by way of a merger with its wholly-owned subsidiary iTalk, Inc which was created solely to facilitate the name change. The Company was formed to sell wireless technology and cell phone service to medium and large corporations, involving a large array of cellular service plans, cell phones, software and accessories.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, iTalk, Inc. and RocketVoLp, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of August 31, 2012, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2013 are not necessarily indicative of results that may be expected for the year ended August 31, 2013. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended August 31, 2012 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on November 29, 2012.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $205,535 and $10,177 for the nine month periods ended May 31, 2013 and 2012, respectively, accumulated deficit of $298,992 and total current liabilities in excess of current assets of $339,627 as of May 31, 2013.

The Company is in a development stage and has minimal revenues from operations and will be dependent on funds to raise to satisfy its ongoing capital requirements for the next 12 months. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or by in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, or on acceptable terms, or at all. In any of these pressures, any of these circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

iTALK, INC.
(Formerly known as Sopac Cellular Solutions, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013 AND 2012 (UNAUDITED)

Acquisition

On May 2, 2013, the Company entered into a definitive Asset Purchase Agreement with AA Enterprises pursuant to which the Company acquired substantially all the assets of AA Enterprises, including, but not limited to, all intellectual property rights relating to RocketVoIP.

Upon Closing, the Company acquired substantially all the assets of AA Enterprises in consideration of 500,000 shares of common stock of the Company and cash of $25,000 for a total purchase price of $485,000.

The following summarizes the current estimates of fair value of assets acquired and liabilities assumed:

Computer equipment	$9,700
Software	244,940
Customer list	153,600
Domain rights	24,500
Goodwill	52,260
Assets acquired	$485,000

The Company accounts for acquisitions in accordance with the provisions of ASC 805-10. The Company assigns to all identifiable assets acquired, a portion of the cost of the acquired company equal to the estimated fair value of such assets at the date of acquisition. The Company records the excess of the cost of the acquired company over the sum of the amounts assigned to identifiable assets acquired as goodwill.

The Company does not amortize goodwill. The Company recorded goodwill in the aggregate amount of $52,260 as a result of the acquisition of RocketVoLP during the nine months ended May 31, 2013.

The Company accounts for and reports acquired goodwill under Accounting Standards Codification subtopic 350-10, Intangibles-Goodwill and Other (“ASC 350-10”). In accordance with ASC 350-10, annually the Company tests its intangible assets for impairment or more often if events and circumstances warrant. Any write-downs will be included in results from operations.

Revenue Recognition

For revenue from product sales and services, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product or services has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

iTALK, INC.
(Formerly known as Sopac Cellular Solutions, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013 AND 2012 (UNAUDITED)

Net Loss per Common Share

The Company computes net loss per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted net loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There were no common stock equivalents for all reporting periods.

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $9,551 and $-0- for the three months ended May 31, 2013 and 2012, respectively, $9,551 and $-0- for the nine months ended May 31, 2013 and 2012, respectively; and $9,551 research and development costs from July 10, 2006 (date of inception) through May 31, 2013. The Company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Significant estimates include the useful lives of fixed and intangible assets.

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at August 31, 2013 and 2012 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the periods ended May 31, 2013 and 2012 related to losses incurred during such periods.

Intangible Assets and Goodwill

As a result of the acquisition of substantially all the assets of AA Enterprises on May 2, 2013, the Company acquired intangible assets in the aggregate amount of $230,360.

The Company allocated $153,600 and $24,500 to identifiable intangible assets including customer relationships and domain rights, respectively. The remaining $52,260 was allocated to goodwill.

The Company amortized its identifiable intangible assets using the straight-line method over their estimated period of benefit. The estimated useful lives of the customer relationships and domain rights are five years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

The Company accounts for and reports acquired goodwill and other intangible assets under Accounting Standards Codification subtopic 350-10, Intangibles, Goodwill and Other (“ASC 350-10”). In accordance with ASC 350-10, the Company tests its intangible assets for impairment on an annual basis and when there is reason to suspect that their values have been diminished or impaired. Any write-downs will be included in results from operations.

iTALK, INC.
(Formerly known as Sopac Cellular Solutions, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013 AND 2012 (UNAUDITED)
Recently Issued Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – INVESTMENTS

The Company has made payments towards the acquisition of ITG, Inc. described in Note 5 –Subsequent events in aggregate of $170,000.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment as of May 31, 2013 and August 31, 2012 is summarized as follows:

	May 31, 2013	August 31, 2012
Computer equipment	$12,816	$-
Software	254,940	-
Total	267,756	-
Less: accumulated depreciation	( -)	( -)

	$267,756	$-

Equipment acquired was not placed in service as of May 31, 2013, accordingly depreciation commenced June 1, 2013.

NOTE 4 – NOTES PAYABLE

On May 5, 2013, the Company issued a promissory note with principal and interest payments beginning August 31, 2013 with an interest rate of 3.75% per annum, unsecured.

NOTE 5 – RELATED PARTY TRANSACTIONS

From January 1, 2007 to November 30, 2012 the Company paid its sole officer and director at the time, Ezra E. Ezra, $100 per month for use of office space and services. Ezra E. Ezra resigned from the Company on January 16, 2013. As of May 31, 2013 there was an account payable - related party of $3,300 reflecting unpaid rent of $300 for the last nine months and $1,200, $1,200 and $600 from fiscal years 2011, 2010 and 2009 respectively.

iTALK, INC.
(Formerly known as Sopac Cellular Solutions, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013 AND 2012 (UNAUDITED)

As of May 31, 2013, there was a loan payable due to Ezra E. Ezra for $21,965, which is non-interest bearing with no specific repayment terms and a loan payable due to David F. Levy for $15,000 which is non-interest bearing with no specific repayment terms.

Officer's salaries for the David Levy and Richard Dea, were not paid and accordingly the Company has accrued their salaries due under their employment starting February 1, 2013. The two officers accrued amounts are $10,000.00 each.

During the nine months ended May 31, 2013, the Company received non-related party advances in aggregate of $130,938. The advances are non-interest bearing and are payable upon demand.

NOTE 6 – SUBSEQUENT EVENTS

Acquisitions:

On June 4, 2013, the Company entered into a definitive Asset Purchase Agreement (the "Purchase Agreement") with Cable &
Voice Supply Inc., a Florida corporation ("Cable and Voice"). Pursuant to the terms of the Purchase Agreement, the Company purchased certain assets of Cable and Voice, specifically all rights relating to the domain name My800online.com (the "Acquired Assets").

In consideration of the Acquired Assets, the Company agreed to issue to Cable and Voice 500,000 shares of the Company's common stock (the "Shares"). The Purchase Agreement also contained standard representations and warranties by Cable and Voice.

On May 29, 2013 but not closed as of May 31, 2013, the Company entered into a definitive Asset Purchase Agreement (the "Purchase Agreement") with Loren Stocker, an individual residing in the State of California and doing business as Softline Studios, LLC ("Softline Studios"). Pursuant to the terms of the Purchase Agreement, the Company purchased certain assets of Softline Studios, including all rights relating to the 1-800-GET-VOIP vanity toll free telephone number and related domains GetVoip.TV, 800GetVoip.com, 1-800-Get-Voip.com and
800-Get-Voip.com (the "Acquired Assets").

In consideration of the Acquired Assets, the Company agreed to pay to Softline Studios as follows: (i) to issue a warrant to purchase 500,000 shares of the Company's common shares (the "Shares") at an exercise price of $.70 per share (the "Warrant") and (ii) to make a cash payment of $5,000 on May 29, 2013. The Purchase Agreement also contained standard representations and warranties by Softline Studios. The Warrant may not be exercised prior to November 30, 2013 and, after such time, may be exercised for up to ten years from the original issue date of May 29, 2013.

On May 24, 2013, but not closed as of May 31, 2013, the Company entered into a definitive Asset Purchase Agreement (the "Purchase Agreement") with ITG, Inc.,a Texas corporation ("ITG"). Pursuant to the terms of the Purchase Agreement, the Company agreed to purchase substantially all of the assets of ITG, including, but not limited to, all intellection property rights relating to ITG, EasyTalk and Valucom (the "Acquired Assets").

In consideration of the Acquired Assets, the Company agreed to pay to ITG $250,000 upon the closing of the transaction. The Purchase Agreement also contains standard representations and warranties by ITG.

On May 15, 2013, the Company signed a Letter of Intent to acquire the assets and business of Global Telelinks, Inc. ("Global Telelinks"), an established 10-year-old international telecommunications company. Global Telelinks provides Super Mobile Service and Unified Communications Tools to individual and corporate customers in 36 countries.

iTALK, INC.
(Formerly known as Sopac Cellular Solutions, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013 AND 2012 (UNAUDITED)

This potential acquisition remains subject to, among other things, the Company and Global Telelinks, Inc. completing customary pre-closing due diligence and entering into a Definitive Agreement. The Definitive Agreement is expected to be signed by all parties on or before the end of June 15th, 2013. There can be no assurance that any transaction will be completed as proposed or at all. As of the date of this report, the transaction has not closed.

Subsequent stock issuances

During the months of June and July 2013, the Company issued an aggregate of 1,425,000 shares of its common stock for previously received common stock subscriptions and stock sales.

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

RESULTS OF OPERATIONS

Three months ended May 31, 2013 as compared to three months ended May 31, 2012

Revenue

During the three months ended May 31, 2013, the Company generated $5,720 in phone service revenue as compared to $-0- for the same period last year.

Operating expenses

Selling, general and administrative

During the three months ended May 31, 2013, selling, general and administrative expenses were in aggregate of $177,398 as compared to $2,807 for the same period last year, a $174,591 increase. The primary increases are due to consulting and professional fees as we develop our business model.

Research and development

During the three months ended May 31, 2013, research and development costs were $9,551 compared to $-0- for the same period last year. The Company's expenditures for research and development is dependent on available resources and future expenditures are expected to increase with additional financing.

Nine months ended May 31, 2013 as compared to nine months ended May 31, 2012

Revenue

During the nine months ended May 31, 2013, the Company generated $5,720 in phone service revenue as compared to $-0- for the same period last year.

Operating expenses

Selling, general and administrative

During the nine months ended May 31, 2013, selling, general and administrative expenses were in aggregate of $201,165 as compared to $10,177 for the same period last year, a $190,988 increase. The primary increases are due to consulting and professional fees as we develop our business model.

Research and development

During the nine months ended May 31, 2013, research and development costs were $9,551 compared to $-0- for the same period last year. The Company's expenditures for research and development is dependent on available resources and future expenditures are expected to increase with additional financing.

Post May 31, 2013 activity:

The Company has realized approximately $114,769 in revenue to be included in the fourth quarter activity from their acquisition of ITG Inc. as discussed in Note 6-Subsequent events since the close of the acquisition on June 6, 2013.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private offerings of our equity securities and issuance of convertible notes.

Working Capital

Our working capital deficit increased by $288,670 during the nine months ended May 31, 2013 from a working capital deficit (current liabilities in excess of current assets) of $50,957 at August 31, 2012 to a working capital deficit of $339,627 at May 31, 2013. The increase in working capital deficit for the nine months ended May 31, 2013 is due to a combination of reasons, of which the significant factors include:

●	Cash had a net increase from working capital by $119,272 for the nine months ended May 31, 2013. The most significant uses and proceeds of cash were:

▪	Approximately $181,588 of cash consumed in operating activities;

▪	Proceeds of $124,982 from subscriptions for the Company’s Common stock;

▪	Proceeds of $130,928 from advances

▪	Proceeds of $250,000 from issuance of note payable

Total current assets of $123,966 and $1,578 as of May 31, 2013 and August 31, 2012, respectively, cash represented approximately 98% and 100% of the total assets as of May 31, 2013 and August 31, 2012, respectively.

Cashflow analysis

Cash used in operations was $178,522 during the nine month period ended May 31, 2013. During the nine month period ended May 31, 2013, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund operations and reducing our account payables.

We utilized cash for investing activities to acquire RocketVoLp of $15,000, other investments of $170,000 and to purchase property and equipment of $13,116.

Cash provided from financing activities was a total net proceeds of $124,982 from the sale of common stock subscriptions, $130,928 from advances, $250,000 from issuance of note payable, net of repayment of related party loans of $10,000.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss from operations of $205,535 for the nine month period ended May 31, 2013, accumulated deficit of $298,992 and total current liabilities in excess of current assets of $339,627 as of May 31, 2013.

The Company is in a development stage and does not have any revenues from operations and will be dependent on funds raise to satisfy its ongoing capital requirements for at least the next 12 months. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion or respond to competitive pressures, any of these circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

Management expects that global economic conditions will continue to present a challenging operating environment through 2013. To the extent permitted by working capital resources, management intends to continue making targeted investments in strategic operating and growth initiatives. Working capital management will continue to be a high priority for 2013.

While we have been able to manage our working capital needs with the current credit facilities, additional financing is required in order to meet our current and projected cash flow requirements from operations. We cannot predict whether this new financing will be in the form of equity or debt. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments.

Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policy involves the most complex, difficult and subjective estimates and judgments.

Revenue Recognition

For revenue from product sales and services, we recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product or services has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Net Loss per Common Share

We compute net loss per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted net loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. There were no common stock equivalents for all reporting periods.

Research and development

In accordance with ASC 730, “Research and Development”, we expense all research and development costs as incurred. The Company had incurred $9,551 and $-0- for the three months ended May 31, 2013 and 2012, respectively, $9,551 and $-0- for the nine months ended May 31, 2013 and 2012, respectively; and $9,551 research and development costs from July 10, 2006 (date of inception) through May 31, 2013. The Company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Significant estimates include the useful lives of fixed and intangible assets.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Off-Balance sheet Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in any non-exchange traded contracts requiring fair value accounting treatment.

Disclosure of Contractual Obligations

The Company does not have any significant contractual obligations which could negatively impact our results of operations and financial condition.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4 - CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2013, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The reason for the ineffectiveness of our disclosure controls and procedures was the result of having a limited number of employees and not having proper segregation of duties based on the cost benefit of hiring additional employees solely to address the segregation of duties issue. We compensate for the lack of segregation of duties by employing close involvement of management in day-to-day operations.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

As a small business, without a viable business and revenues, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance. As is the case with many small businesses, the Company will continue to work with its external consultants and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.

The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets. The Company will also increase management's review of key financial documents and records.

As a small business, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, Company management does review, and will increase the review of, financial statements on a monthly basis. These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 213 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings or claims.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

(3)	(I) ARTICLES; (II) BY-LAWS

3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form SB-2 filed on October 26, 2006)

3.2	By-Laws (Incorporated by reference to our Registration Statement on Form SB-2 filed on October 26, 2006)

3.3	Articles of Merger (Incorporated by reference to our Current Report on Form 8-K filed on December 21, 2012)

3.4	Certificate of Change (Incorporated by reference to our Current Report on Form 8-K filed on December 21, 2012)

31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

32.1*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________
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

ITALK INC.

Date: July 22, 2013	By:	/s/ David F. Levy
David F. Levy
President, Chief Executive Officer,
Secretary and Director (Principal Executive Officer)

Date: July 22, 2013	By:	/s/ Richard Dea
Richard Dea
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)