Form 10-K
period 2013-08-31
iTalk Inc.
filed 2013-12-16
CIK 1373444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended: August 31, 2013

———————

ITALK, INC.
(Name of small business issuer in its charter)

———————

Nevada	20-5302617
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

2400 West Cypress Creek Road, Suite 111, Fort Lauderdale, Florida 33309
 (Address of Principal Executive Office) (Zip Code)

(877) 652-3834
(Registrant’s telephone number, including area code)
———————
Securities registered pursuant to Section 12(b) of the Act:
Title of each class		Name of each exchange on which registered
None
Securities registered pursuant to Section 12(g) of the Act:
Common stock, $0.001
(Title of Class)
———————
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 2013, the last business day of the registrant's second fiscal quarter, was approximately $5,443,894 based on the closing price reported on such date of the registrant's common stock.

As of December 12, 2013, the number of outstanding shares of the registrant's common stock was 49,457,680.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

	Table of Contents

	PART I

Item 1.	Description of Business	4
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments
Item 2.	Description of Property	9
Item 3.	Legal Proceedings	9
Item 4.	Mine Safety Disclosures	9

	PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	9
Item 6.	Select Financial Data	10
Item 7.	Management’s Discussion and Analysis and Results of Operations	12
Item 7a.	Quantitative and Qualitative Disclosures About Management Risk	17
Item 8.	Financial Statements and Supplementary Data	17
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	17
Item 9A(T).	Controls and Procedures	17
Item 9B.	Other Information	18

	PART III

Item 10.	Directors, Executive Officers, and Corporate Governance	19
Item 11.	Executive Compensation	19
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	21
Item 13.	Certain Relationships and Related Transactions, and Director Independence	21
Item 14.	Principal Accountant Fees and Services	21

	PART IV
Item 15.	Exhibits	25
	Signature	26

EX-21.1	Subsidiaries of the Registrant
EX-F.2	Consent of Independent Registered Public Accounting Firm
EX-31.1	Chief Financial Officer Certification Pursuant to Section 302
EX-31.2	Chief Financial Officer Certification Pursuant to Section 302
EX-32.1	Chief Executive Officer Certification Pursuant to Section 906
EX-32.2	Chief Financial Officer Certification Pursuant to Section 906

EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

CAUTIONARY STATEMENT

All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” are, or may be deemed to be, forward-looking statements. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Issuer Direct Corporation, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K.

In our capacity as Company management, we may from time to time make written or oral forward-looking statements with respect to our long-term objectives or expectations which may be included in our filings with the Securities and Exchange Commission (the “SEC”), reports to stockholders and information provided in our web site.

The words or phrases “will likely,” “are expected to,” “is anticipated,” “is predicted,” “forecast,” “estimate,” “project,” “plans to continue,” “believes,” or similar expressions identify “forward-looking statements.” Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution you not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We are calling to your attention important factors that could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The following list of important factors may not be all-inclusive, and we specifically decline to undertake an obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

●	Dependence on key personnel.

●	Fluctuation in quarterly operating results and seasonality in certain of our markets.

●	Our ability to raise capital to fund our operations.

●	Our ability to successfully integrate and operate acquired or newly formed entities, ventures and or subsidiaries.

●	Changes in laws and regulations that affect our operations.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Financial Data in XBRL, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, in the corporate section of our website at www.italkmobility.com

The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

PART I

ITEM 1.    BUSINESS.

Company Overview

iTalk, Inc. (iTalk, Inc and its business are hereinafter collectively referred to as “iTalk”, the “Company”, “We” or “Our” unless otherwise noted). We are a Nevada corporation formed in October 1988 under the name SOPAC Cellular Solutions, Inc. In May 2012, we changed our name to iTalk, Inc. Our executive offices are located at 2400 W Cypress Creek Road, Suite 200, Fort Lauderdale, Florida 33309.

Business

The Company designs and develops retail voice and data communications services and integrates these services with wireless hardware devices to create new and more cost effective and productive communication solutions.  The Company’s services are primarily marketed through the Internet under several proprietary domain names including

We market our services both domestically and internationally.  Through an established network of carriers, we offer international termination in over 30 countries.  Customers purchase digital long distance minutes in advance (prepaid) bundled in various packaged service offerings.

            On May 2, 2013, the Company entered into a definitive Asset Purchase Agreement with AA Enterprises pursuant to which the Company acquired substantially all the assets of AA Enterprises, including, but not limited to, all intellectual property rights relating to RocketVoIP.  On June 6, 2013 the Company acquired ITG, Inc. ("ITG"), a Texas corporation in an Asset Purchase Agreement (the "Purchase Agreement"). Pursuant to the terms of the Purchase Agreement, the Company agreed to purchase substantially all of the assets of ITG, including, but not limited to, all intellection property rights relating to ITG, EasyTalk and Valucom (the "Acquired Assets’). We continue to focus on both the organic growth of our revenue streams as well as evaluating potential acquisitions that would complement our core business operations and accelerate our overall mission of providing new and innovative communications services to consumers.

Revenue Sources

The Company’s core businesses receive sales revenues through credit card charges for prepaid communications services processed and paid by American Express,VISA and GlobalPay.  The Company’s services are delivered over the Internet and terminated though third party carriers.

Proprietary Network Access Control System

Our proprietary Operations Support Softare (iTalk OSS) system platform enables the Company to process customer voice and data communications and control access to its communication network.  The iTalk OSS is fully integrated with the Company’s Internet-based domain sites to provide instant access to subscribing customers.  The iTalk OSS monitors the utilization of the Company’s communications network, controls customer utilization and tracks third party termination services.

Domain Assets

The Company owns an array of Internet domains.  These domains enable the Company to reach multiple target markets.  Each domain is targeted to a specific demographic with unique communications needs.  Each domain funnels service purchases to our centralized iTalk OSS.  The Company’s domain assets are comprised of the following 57 domains:

EASYTALKCUBA.COM
EASYTALKMEXICO.COM
ISPEAKMOBILITY.COM
ITALKMOBILITY.CO
ITALKMOBILITY.COM
ITALKMOBILITY.NET
ITALKMOBILITY.ORG
ITALKPHONE.COM
ITALKPHONE.NET
MY800ONLINE.COM
MYWQN.COM
PHONEHOUSEINDIA.NET
PHONEHOUSEINDIA.ORG
PHONEHOUSEUS.NET
PHONEHOUSEUS.ORG
PHONEHOUSEUSA.NET
PHONEHOUSEUSA.ORG
ROCKET800.COM
ROCKET800.NET
ROCKET800.ORG
ROCKETMOBILE.NET
ROCKETMOBILE.ORG
ROCKETVOIP.NET
ROCKETVOIP.ORG
TEXTWQN.COM
THEWQN.COM
VALUCOMONLINE.COM
VALUCOMONLINE.NET
VALUCOMONLINE.ORG
VALUCOMPREPAID.COM
VALUCOMPREPAID.NET
VALUCOMPREPAID.ORG
VALUECOMONLINE.COM
VALUECOMONLINE.NET
VALUECOMONLINE.ORG
VALUMAXONLINE.NET
VALUMAXONLINE.ORG
VCDIRECTINDIA.NET
VCDIRECTINDIA.ORG
WQN.COM
WQNDIRECT.COM
WQNDIRECT.NET
WQNGLOBALPHONE.NET
WQNGLOBALPHONE.ORG
WQNLIVE.COM
WQNPLUS.COM
WQNPOINTS.COM
WQNPOINTS.NET
WQNPOS.COM
WQNPOS.NET
WQNPOS.ORG
WQNVOIP.COM
WQNVOIP.NET
WQNVOIP.ORG
WQNWIRELESS.COM
WQNWIRELESS.NET
WQNWIRELESS.ORG

Regulation

 Communications services industries are generally subject to regulation in the United States and elsewhere. Regulatory policies in the United States are administered by the Federal Communications Commission (FCC).  iTalk’s services are regulated by the Federal Communications Commission (the “FCC”). The FCC’s regulations distinguish between dominant and non-dominant providers of services.  The Company is considered a non-dominant provider of services.  As such, we are subject to minimal regulation and oversight.

Our Strategy

Our strategy incorporates a blend of organic growth and complementary acquisitions.  As the market continues to intensify for the solutions we offer, it is evident that customers are seeking a single sourced, lower cost, less complex way of calling, texting and accessing the Web.  It is our strategy to be the low cost provider in its market segments.

MOBILE BROADBAND

We are launching secure nationwide mobile broadband wireless data transmission services primarily under the iData brand. We offer low cost, no contract, mobile broadband with data plans. Customers will be able to choose the data plan that best meets their particular needs at a competitive monthly service charge. Our low cost broadband plans will give more people the opportunity to experience the benefits of broadband on the go. Our iData service is offered primarily through the use of a personal mobile hotspot - the iData MiFi Mobile Hotspot that can connect up to 5 Wi-Fi enabled devices.

COMMUNICATIONS

Our communications products included a domestic & international mobile App and calling service delivered under the brand iTalk and iTalkGlobal.  iTalkGlobal intends to focus on delivering communications services through the combination of our iTalk hardware Sleeve and our mobile App coupled with convenient features and the delivery of low cost calls for consumers and businesses. iTalk intends to offers customers secure, instant activation and immediate access to the service while eliminating the need to use a PIN or switch long distance carriers. Other features include 24 hour online and over the phone recharge, speed dial, PIN-less dialing and online access to account balance, call history and purchase history.

WIRELESS NETWORK TECHNOLOGIES

We deliver mobile broadband wireless data transmission services primarily under the iData brand to subscribers through our mobile virtual network operator (MVNO) agreement with a sub provider on Sprint's nationwide network that utilizes third generation (3G) & fourth generation (4G) code division multiple access (CDMA) technologies.

SALES, MARKETING AND CUSTOMER CARE

The Company’s focus will be on the marketing and sales of prepaid and postpaid enhanced mobile broadband and telecommunications services to targeted groups of retail subscribers: individual consumers, businesses, and government.

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

Our Marketing outreach will also involve traditional print and television advertising, as well as web-based strategies such as Search Engine Optimization (SEO), Search Engine Marketing (SEM), Cost Per Mile (CPM) advertising, Pay Per Click (PPC) advertising, paid placements, email marketing, and social media advertising. We will expand

Industry Overview

The U.S. telecom industry has experienced a major shift in the market share mix.  During the last quarter of the twentieth century, landline phone services dominated the market.  In the last ten years, the change has been sudden and pervasive.  The market has shifted to modern telecom technologies that are more cost effective and convenient to use.  Cellular networks show a continuous increase in the number of customers.  The most significant factor that influenced the growth of cellular networks is convenience.  With the introduction of CDMA and GSM networks with 3G and 4G speeds, growth has shifted drastically in the favor of the cellular networks.  New breed of cell phones (smart phones) aren’t mere devices of making and receiving phone calls, they can be used for texting, storing data, taking pictures, sharing content and accessing the internet.

Voice over Internet Protocol (VoIP) enables phone service anywhere in the world at little or no cost. 4G wireless Internet connections ensure that all calls are of very high quality and access is ubiquitous.  New smart phones have excellent computing and multitasking ability that makes them ideal devices to be used as mobile VoIP phones.

VoIP providers are expected to see growth of 6% in 2014. Fixed landline phone subscribers are expected to decline by 3%. Cellular networks are expected to have an increase of 1%.  Of the 2014 communications market, cellular networks are expected to have 55%, landline phone services 19%, and VoIP 26%.

ITEM 1A    RISK FACTORS.

Forward-Looking and Cautionary Statements

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the following risks and uncertainties and all other information contained or referred to in this Annual Report on Form 10-K before investing in our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you could lose all of your investment.

Risks Relating to Our Business

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may also hinder our ability to obtain future financing.

          In their report dated December 16, 2013, our independent registered public accounting firm stated that our consolidated financial statements for the year ended August 31, 2013 were prepared assuming that we would continue as a going concern. However, they expressed substantial doubt about our ability to do so. We also had a working capital deficit of $614,717 at August 31, 2013 and cash on hand of $42,370. We also expect to incur additional losses for at least the years of fiscal 2013-2014.

          Our ability to continue as a going concern is subject to our ability to increase revenues and generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales, or obtaining financing from various financial institutions where possible. By adjusting our operations and development to the level of capitalization, we believe that we have sufficient capital resources to meet projected near-term cash flow requirements. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition. There can be no assurances that our efforts will prove successful. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Insufficient systems capacity or systems failures could harm our business.

          Our business depends on the performance and reliability of the computer and communications systems supporting it. Notwithstanding our current capacity, heavy use of our computer systems during peak trading times or at times of unusual market volatility could cause our systems to operate slowly or even to fail for periods of time. If our systems cannot be expanded successfully to handle increased demand, or otherwise fail to perform, we could experience disruptions in service, slower response times, and delays in introducing new products and services.

          Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power loss, sabotage or terrorism, computer viruses, intentional acts of vandalism, and similar events. Any system failure that causes an interruption in service or decreases the responsiveness of our service could impair our reputation, damage our brand name and negatively impact our revenues. We also rely on a number of third parties for systems support. Any interruption in these third-party services or deterioration in the performance of these services could also be disruptive to our business and have a material adverse effect on our business, financial condition and operating results. We cannot predict the likelihood that services provided by third parties may be interrupted.

We have not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

          Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. We have not adopted a Code of Business Conduct and Ethics nor have we yet adopted any other corporate governance measures and, since our securities are not listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our Board of Directors. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Our internal controls over financial reporting, and our disclosure controls and procedures, are not adequate, which could have a significant and adverse effect on our business and reputation.

          Section 404 of Sarbanes-Oxley and the rules and regulations of the Securities and Exchange Commission (the “SEC”) associated with Sarbanes-Oxley, which we refer to as Section 404, require a reporting company to, among other things, annually review and disclose its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. Under Section 404 a reporting company is required to document and evaluate such internal controls in order to allow its management to report on these controls. As reported in Item 9A. Controls and Procedures, we have concluded that our disclosure controls and procedures, and our financial reporting controls, are currently ineffective. If we are not able to implement the requirements of Section 404 with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur substantial costs in improving our internal control system and the hiring of additional personnel. Any such actions could adversely affect our results of operations, cash flows and financial condition.

Our inability to protect our intellectual property rights could adversely affect our business.

          To protect our intellectual property rights, we rely on a combination of trademark laws, trade secret protection, confidentiality agreements and other contractual arrangements with our affiliates, customers, strategic investors and others. The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Failure to protect our intellectual property adequately could harm our brand and affect our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, which could adversely affect our business, financial condition and operating results.

Intellectual property and proprietary rights of others may prevent us from using the technology necessary to provide our services and may subject us to expensive intellectual property litigation.

          If a court determines that the technology necessary for us to provide our services infringes a patent held by another person, and if that person is unwilling to grant us a license on acceptable terms, we may be ordered not to use the technology. We may also be ordered to pay significant monetary damages to the patent-holder. If we are ordered not to use the technology, we may be forced to cease offering services that depend on such use. In the event that a claim of infringement is brought against us based on the use or sale of our technology, or against any of our customers based on the use of our technology which we have agreed to indemnify our customers against, we may be subject to litigation to determine whether there is an infringement. Such litigation is expensive and distracting to our business and operations, regardless of the outcome of the suit.

If our fraud prevention methods are not effective, our business, reputation and financial results may be adversely affected.

          We are susceptible to online cardholder-not-present fraud and call processing fraud. We control fraud through the use of internally developed proprietary technology and commercially available licensed technology. Traditional means of controlling online cardholder-not-present fraud insufficiently controls fraudsters who obtain personal credit card information and pose as legitimate cardholders. To address this risk, we have developed automated proprietary as well as off-the-shelf technology, coupled with in-house staff reviews, to constantly monitor and block suspicious transactions based on defined criteria. We are also at risk of attempts to hack into our system using various PIN combinations in an attempt to find a valid account. To address this risk, our system has integrated fraud detection mechanisms that detect such patterns and block the numbers from making further attempts. In-house fraud specialists also monitor traffic reports and usage patterns to identify and investigate suspicious calling patterns. While we place a high priority on fraud prevention, there is no guarantee that our measures will be successful in preventing significant fraudulent use of our network and resources, thereby materially adversely affecting our business, reputation and financial results.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTY.

Our headquarters are located in Fort Lauderdale, Florida.  We occupy 600 square feet of office space pursuant to a revolving 6-month lease and option to expand our footprint.  We believe we have sufficient space and expansion capacity to sustain our growth through 2016.

ITEM 3.    LEGAL PROCEEDINGS.

None.

ITEM 4.    MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for common stock

Our common stock currently trades on the OTC Bulletin Board under the symbol “TALK.” The following table sets forth for the periods indicated the high and low closing prices of our common stock.

	High	Low
Fiscal 2012 -13
Quarter Ended August 31, 2013	$0.91	$0.18
Quarter Ended May 31, 2013	$3.25	$0.88
Quarter Ended February 28, 2012	N/A	N/A
Quarter Ended November 30, 2012	N/A	N/A
Fiscal 2011-12
Quarter Ended August 31, 2012	N/A	N/A
Quarter Ended May 31, 2012	N/A	N/A
Quarter Ended February 29, 2012	N/A	N/A
Quarter Ended November 30, 2011	N/A	N/A

The quotations provided herein may reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not represent actual transactions.

Historically and currently, our common stock was and is classified as a penny stock.

As such, it may be difficult to trade the stock because compliance with the regulations can delay and/or preclude certain trading transactions. Broker-dealers may be discouraged from effecting transactions in our stock because of the sales practice and disclosure requirements for penny stock. This could adversely affect the liquidity and/or price of our common stock, and impede the sale of the stock.

Holders of Record

As of December 12, 2013, there were approximately 70 registered holders of record of our common stock and 49,457,680 shares outstanding.

iTalk Purchases of Equity Securities

The Company’s Board of Directors authorized no stock repurchases during the year ended August 31, 2013.

Dividends

The Company’s Board of Directors paid no dividends during the year ended August 31, 2013.

ITEM 6.                      SELECT FINANCIAL DATA

Summary of Operations for the periods ended August 31, 2013 and 2012.

	Year Ended August 31,
	2013	2012
Statement of Operations
Revenue	$195,339	$-
Cost of revenues	170,112	-
Gross profit	25,227	-
Operating costs	662,636	26,656
Operating income	(637,409)	(26.656)
Interest income (expense), net	(17,988)
Income tax expense
Income from operations	$(655,397)	$(26,656)

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           Except for the historical information contained herein, the matters discussed in this Form 10-K include certain forward-looking statements that involve risks and uncertainties, which are intended to be covered by safe harbors. Those statements include, but are not limited to, all statements regarding our and management’s intent, belief and expectations, such as statements concerning our future and our operating and growth strategy. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including our ability to implement our business plan, our ability to raise additional funds and manage our substantial debts, consumer acceptance of our products, our ability to broaden our customer base, our ability to maintain a satisfactory relationship with our suppliers and other risks described in our reports filed with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the Risk Factors section of this report. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Form 10-K is based on information presently available to our management. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

2013 Overview

For the year ended August 31, 2013, total revenue increased to $195,339 from $0 in fiscal 2012. The overall increase in revenue during fiscal 2013 is entirely due to new revenue from network services from acquisitions.

For the year ended August 31, 2013, operating expenses increased to $ 662,636 as compared to $ 26,656 in fiscal 2012.  The increase in operating expenses in fiscal 2013 as compared to fiscal 2012 is primarily related to cost of network services initiated from operations of acquisitions.

Our net loss in fiscal 2013 increased to $ 655,397 compared to $26,656 in fiscal 2012. In fiscal 2011, we accumulated net operating loss carry-forwards and have recorded no provision for income tax.

Results of Operations

Comparison of results of operations for the years ended December 31, 2012 and 2011

	Year ended
	August 31,
Revenue	2013	2012
Network services
Revenue	$195,339	$-
Gross margin	$25,227	$-
Gross margin %	12.9%	-

Total
Revenue	$195,339	$-
Gross margin	$25,227	$-
Gross margin %	12.9%	-

Revenues

Total revenue increased by $195,339 to $ 195,339 during the year ended August 31, 2013, as compared to $0 in fiscal 2012.  The overall increase in revenue during fiscal 2013 as compared to fiscal 2012 is primarily attributable to revenue generated by acquisitions.

Network service revenue increased $195,339 during the year ended August 31, 2013 as compared to fiscal 2012.  The increase is primarily attributable to the acquisition of ITG.

 We do anticipate that both new acquisitions and organic growth of existing acquisitions will be a continuing source of revenue in the future.

2013 Deferred Revenue Backlog

At August 31, 2013, we have recorded deferred revenue of $ 76,304 that we expect to recognize throughout the next fiscal year. The majority of the deferred revenues recorded are being carried forward from 2012, which is a direct result of unused prepaid services purchased by our customers.

Cost of Services

Cost of revenues consist primarily of direct network services purchased from carriers under preferred bulk purchase agreements., Cost of revenues increased by $219,600 during the year ended August 31, 2013 as compared to fiscal 2012 revenues of $ 0.
 We incur costs for software development performed by third party developers.  This development is contracted as work-for-hire.  Accordingly, copyrights to this development are exclusively the intellectual property of the Company.

Selling, General and Administrative Expense

General and administrative expenses consist primarily of consulting services, stock based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses increased $579,343 during the year ended August 31, 2013 as compared to fiscal 2012. The increase during fiscal 2013 is primarily due to an increase in personnel related expenses of $508,684.

Litigation Expenses

No litigation expenses were incurred during the year ended August 31, 2013

Depreciation and Amortization

Depreciation and amortization expenses during the year ended August 31, 2013 increased to $36,403 as compared to $0 during fiscal 2012. We acquired certain intangible assets, primarily customers and domain names during the year.  We are amortizing the purchase price of $109,464 over its estimated useful life of five years, which attributed to an increase in amortization expense in fiscal 2013.

Interest Income, Net

None.

Income Taxes

During the year ended August 31, 2013, the Company had a net deficit and, accordingly, incurred or paid no state or federal income taxes.

Net Income/Deficit

Net deficit for the year ended August 31, 2013 increased to $(655,397) as compared to $(26,656) in fiscal 2012.  The increase in net deficit is primarily due to increases in costs associated with incorporating and stabilizing the operations of acquisitions.

Liquidity and Capital Resources

As of August 31, 2013, the Company had $42,370 in cash and cash equivalents and $36,869 prepaid expenses. Current liabilities at August 31, 2013, including accounts payable, deferred revenue, accrued payroll liabilities, and other accrued expenses totaled $208,038, notes payable of $380,928, stock based payable of $14,725 and related party loans and advances of $40,265. At August 31, 2013, current assets were $79,239 and current liabilities $693,956.

Our accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred operating losses and negative cash flows from operations, has incurred an accumulated deficit of $748,854 through August 31, 2013, and has been dependent on issuances of debt and equity instruments to fund its operations. The Company intends to increase its future profitability and seek new sources or methods of financing or revenue to pursue its business strategy. However, there can be no certainly that the Company will be successful in this strategy. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the Company’s independent auditors have added an explanatory paragraph to their opinion on the Company’s consolidated financial statements for the year ended August 31, 2013, based on substantial doubt about the Company’s ability to continue as a going concern.

          These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital in amounts or on terms acceptable to us, if at all.

Capital Expenditure Commitments

          We did not have any substantial outstanding commitments to purchase capital equipment at August 31, 2013.

Capital Needs

Due to our brief operating history and lack of substantial historical operating profits, our operations have not been a source of liquidity. We will need to obtain additional capital in order to fund our operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all.

Disclosure about Off-Balance Sheet Arrangements

           The Company has no transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

Outlook

The following statements and certain statements made elsewhere in this document are based upon current expectations. These statements are forward looking and are subject to factors that could cause actual results to differ materially from those suggested here, including, without limitation, demand for and acceptance of our services, pricing model, competition and general economic or market conditions, particularly in the domestic and international capital markets. Refer also to the Cautionary Statement Concerning Forward Looking Statements included in this report.

The Company strives to be a market leader and innovator of consumer communications services solutions and Internet access technologies. The Company continuously searches the market evaluating new technology to incorporate in its products and services.

We pride ourselves on providing the most cost effective, productive and innovative communications applications, the highest quality network service to our customers, the most responsive support staff, and attractive returns to our shareholders.

Our strategy is focused on maximizing long-term shareholder value by driving profitable growth, continuing our focus on the latest and most innovative technology, and acquiring and integrating complementary businesses.

We continue to focus on both the organic growth of our revenue streams as well as evaluating potential acquisitions that would complement our core business operations and accelerate our overall mission of providing a the best personal communications experience for our customers.

Critical Accounting Policies and Estimates

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Rocket VoIP.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. We recognize revenue when services are rendered or delivered, where collectability is probable.   Deferred revenue primarily consists of upfront payments for annual service contracts, and is recognized throughout the year as the services are performed.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impairment of Long-lived Assets

In accordance with FASB ASC No. 360 – Property Plant and Equipment, long-lived assets, such as property and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group.   Goodwill is tested for impairment annually or whenever events indicate that the asset may be impaired.

Fair Value Measurements

As of August 31, 2013 and 2012, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.

We believe that the fair value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, our line of credit, and accounts payable approximate their carrying amounts.

Stock-based compensation

We account for stock-based compensation under the authoritative guidance for stock compensation. The authoritative guidance for stock compensation requires that companies estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. The valuation provisions of the authoritative guidance for stock compensation apply to new grants and grants modified after the adoption date that were outstanding as of the effective date. The authoritative guidance for stock compensation also requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods subsequent to adoption, only if excess tax benefits exist.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           We do not believe that we face material market risk with respect to our cash, cash equivalents and restricted cash investments. We held no marketable securities as of August 31, 2013 or 2012.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

ITEM 9A(T).         CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of August 31, 2013 were ineffective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded, that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of August 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

In light of the material weakness, we performed additional analyses and procedures with the assistance of our outsourced financial consultant in order to conclude that our financial statements for the year ended August 31, 2013 included in this Annual Report on Form 10-K were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended August 31, 2013 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2013, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit smaller reporting companies to provide only the management’s report in this annual report.

ITEM 9B.                      OTHER INFORMATION.

           None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and executive officers

At August 31, 2013, the names, ages, positions and terms of office of all of the Company’s directors and executive officers and all persons nominated or chosen to become such were:

Name	Age	Position
David F. Levy	66	Chairman of the Board, Chief Executive Officer
Robert Thorell	38	President
Richard Dea	63	Chief Financial Officer, Director

David F. Levy – Chairman, Chief Executive Officer

Mr. Levy is the Chairman of the Board and our Chief Executive Officer. Prior to iTalk, Inc., Mr. Levy was the founder Chairman and CEO of Inzon Corporation, a Voice Over Internet Protocol ("VoIP") technology company. Mr. Levy was also the founder, Chairman and CEO of SubMicron Systems Corporation, a NASDAQ-listed.

Robert Thorell – President

Mr. Robert Thorell is our President.  Prior to joining iTalk, Inc. as President, Mr. Thorell served as Chief Information Officer at eTitleLoan.com, He also also served as Vice President of Network Operations for theGlobe.com  and Before that held executive positions at several Voice-over-IP carriers including COO at Global Net and CTO of Next Communication.

Richard Dea – Chief Financial Officer, Director

Mr. Dea is our Chief Financial Officer and a director.  Prior to his position with the Company, Mr. Dea was the Chief Financial Officer for Inzon Corporation.

Election of Directors and Officers

           Holders of our common stock are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders, including the election of directors. Cumulative voting with respect to the election of directors is not permitted by our Articles of Incorporation.

           Our Board of Directors shall be elected at the annual meeting of the shareholders or at a special meeting called for that purpose. Each director shall hold office until the next annual meeting of shareholders and until the director’s successor is elected and qualified.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding compensation paid for all services rendered to us in all capacities during fiscal years 2013 and 2012 by our Directors, principal executive officer, and principal financial officer (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and principal position	Year (Dec. 31st)	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards $ (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David F. Levy - Chairman, Chief Executive Officer	2013	$103,804	$—	$—	$ —	$—	$—	$—	$103,804
Richard Dea - Director, Chief Financial Officer	2012	$6,500	$—	$—	$ —	$—	$—	$—	$6,500
Robert Thorell - President	2013	$—	$—	$—	$ —	$—	$—	$—	$—

———————
1
The amounts shown in these columns reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of the stock awards and option awards granted to our named executive officers during 2013 and 2012.

Compensation of Directors

During the years ending August 31, 2013 and 2012, we did not pay cash or equity compensation to non-employee directors.

Outstanding Equity Awards at Fiscal Year End

None

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the number of shares of our voting stock beneficially owned as of December 12, 2013, by (i) each person known to us to be the beneficial owner of more than 5% of our voting stock; (ii) each director; (iii) each executive officer; and (iv) all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given had sole voting and investment power over the shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each person shown is c/o iTalk, Inc., 2400 W. Cypress Road, #111. Ft. Lauderdale, Florida 33309.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days after the date indicated in the table are deemed beneficially owned by the optionees. Subject to any applicable community property laws, the persons or entities named in the table below have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

Name of Beneficial Owner, Director, and Named Executive Officers	Number of Shares	Percent of Class
Directors and Named Executive Officers
David F. Levy – Chief Executive Officer, Director (a)	2,020,005	2.1%(a)
Richard Dea – Chief Financial Officer, Director	0	0%
Robert Thorell – President, Director	0	0%
All Directors and Executive Officers as a group (3 persons) (b)	2,020,005	2.1%(a)

———————

(a)  Of this number, 2,020,000 shares are of our common stock.  However, 5 shares are of our Series A Preferred Stock as disclosed on Mr. Levy’s Form 4 filed on October 22, 2013.  A holder of a share of Series A Preferred Stock is entitled to voting rights equal to two (2) times the sum of: i) the total number of shares of Common Stock which are issued and outstanding at the time of voting, plus ii) the total number of shares of any Preferred Stock which are issued and outstanding at the time of voting.  As such, Mr. Levy effectively has voting control of the Company.

(b)  On October 15, 2013, the Company issued 49,999,995 shares of its Series B Preferred Stock to acquire a U.S. government bond. In order to obtain additional working capital, the company is currently attempting to monetize a U.S. government bond with the assistance of the holder of the bond.  While we can have no assurance that we will be able to achieve this goal, in the event we are unable to monetize the bond to a certain level the holder of the bond will be required to return to the Company all shares of the Company’s Series B Preferred Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(a)           Audit Fees.

Audit fees billed by Liggett, Vogt & Webb, P.A. (“LVW”) for the audit of our financial statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013, and Seale & Beers (“S&B”) for review of the financial statements included in our Quarterly Reports on Form 10Q for the periods ended March 31, 2012, June 30, 2012, and September 30, 2012 filed with the SEC for last year totaled $27,000 which are classified as audit fees.   LVW and S&B did not bill any fees related to audit related, tax or other fees for the year ended August 31, 2013.

For the year ended August 31, 2012, the total fees charged by Seale & Beers to the company for audit services, including quarterly reviews, were $8,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil

 (b)           Audit-Related Fees.

None

(c)           Tax Fees.

None.

(d)           All Other Fees.

None.

PART IV

ITEM 15.	EXHIBITS.

(a)           Financial Statements

The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this Annual Report on Form 10-K.

(b)           Exhibits

Exhibit	Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*
32.1	Section 1350 Certification of Principal Executive Officer.*
32.2	Section 1350 Certification of Principal Financial Officer.*
———————
* Filed herewith

(c)           Financial Statement Schedules omitted

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITALK, INC.

Date: December 16, 2013.	By:	/s/
David F. Levy Chairman of the Board of Directors, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below.

Signature	Date	Title

/s/ DAVID F. LEVY	December 16, 2013	Chief Executive Officer and Chairman of the Board of Directors
David F. Levy		and Director (principal executive officer)

/s/ RICHARD DEA	December 16, 2013	Chief Financial Officer and Director
Richard Dea		(principal accounting officer)

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

iTALK, INC.
(Formerly known as Sopac Cellular Solutions, Inc.)
(a development stage company)

Report of Independent Registered Public Accounting Firms	F-2~F-3

Consolidated balance sheets as of August 31, 2013 and 2012	F-4

Consolidated statements of operations for the years ended August 31, 2013 and 2012 and for the period from July 10, 2006 (date of inception) through August 31, 2013	F-5

Consolidated statements of stockholders’ deficit for the years ended August 31, 2013 and 2012and for the period from July 10, 2006 (date of inception) through August 31, 2013	F-6

Consolidated statements of cash flows for the years ended August 31, 2013 and 2012 and for the period from July 10, 2006 (date of inception) through August 31, 2013	F-7

Notes to consolidated financial statements	F-8 – F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
iTalk, Inc.
2400 W. Cypress Creek Road, Suite 111
Ft. Lauderdale, FL 33309

We have audited the accompanying consolidated balance sheets of  iTalk Inc., a development stage company, as of August 31, 2013, and the related consolidated statements of operations, statement of stockholders'  deficit, and cash flows for the year ended August 31, 2013 and the period July 10, 2006 (date of inception) through August 31, 2013. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits. The cumulative statements of losses, changes in stockholders’ equity, and cash flows for the period July 10, 2006 (date of inception) to August 31, 2013 include amounts for the period from July 10, 2006 (date of inception) to August 31, 2012, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period July 10, 2006  through August 31, 2012 is based solely on the report of other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iTalk Inc., a development stage company, at August 31, 2013 and the results of its operations and its cash flows for the year then ended and the period July 10, 2006 (date of inception) through August 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had an accumulated deficit of $749,000 as of August 31, 2013, and will require additional cash to fund and continue operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett, Vogt & Webb, P.A.
December 16, 2013
New York, New York

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

Seale and Beers, CPAs
Las Vegas, Nevada
November 27, 2012

iTALK, INC.
(Formerly known as Sopac Cellular Solutions, Inc.)
(a development stage company)
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2013 AND 2012

	2013	2012
ASSETS
Current assets:
Cash	$42,370	$1,578
Prepaid and other expenses	36,869	-

Total current assets	79,239	1,578

Property and equipment, net	109,464	-

Other assets:
Customer lists, net	256,500	-
Domain names and trade-marks, net	125,400	-
Total other assets	381,900	-

Total assets	$570,603	$1,578

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$131,734	$2,570
Deferred revenue	76,304	-
Notes payable	250,000	-
Convertible note payable	130,928	-
Stock based payable	14,725	-
Advances payable	50,000	-
Advances payable, related party	3,300	3,000
Loans payable, related party	36,965	46,965
Total current liabilities	693,956	52,535

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value; 50,000,000 and -0- shares authorized; -0- shares issued and outstanding as of August 31, 2013 and 2012; respectively
Common stock, $0.001 par value, 500,000,000 and 1,875,000,000 shares authorized; 46,350,000 and 42,500,000 shares issued and outstanding as of August 31, 2013 and 2012, respectively	46,350	42,500
Additional paid in capital	579,151	-
Deficit accumulated during development stage	(748,854)	(93,457)
Total stockholders' deficit	(123,353)	(50,957)

Total liabilities and stockholders' equity (deficit)	$570,603	$1,578

See the accompanying notes to the consolidated financial statements

iTALK, INC.
(Formerly known as Sopac Cellular Solutions, Inc.)
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From July 10, 2006
			(Date of inception)
	Year ended August 31,		Through
	2013	2012	August 31, 2013
REVENUES:
Sales	$195,339	$-	$195,339
Cost of sales	170,112	-	170,112

Gross profit	25,227	-	25,227

OPERATING EXPENSES:
Selling, general and administrative	605,999	26,656	696,956
Research and development expenses	20,234	-	20,234
Depreciation and amortization	36,403	-	36,403

Total operating expenses	662,636	26,656	753,593

Loss from operations	(637,409)	(26,656)	(728,366)

Other income (expense):
Interest expense	(17,988)	-	(17,988)

Loss before provision for income taxes	(655,397)	(26,656)	(746,354)

Provision for income taxes (benefit)	-	-	-

NET LOSS	$(655,397)	$(26,656)	$(746,354)

Net loss per common share, basic and diluted	$(0.02)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	43,013,507	42,500,000

See the accompanying notes to the consolidated financial statements

iTALK, INC.
(Formerly known as Sopac Cellular Solutions, Inc.)
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FROM JULY 10, 2006 (DATE OF INCEPTION) THROUGH AUGUST 31, 2013

				Deficit
				Accumulated
			Additional	During
	Common stock		Paid In	Development
	Shares	Amount	Capital	Stage	Total
Balance, July 10, 2006	-	$-	$-	$-	$-
Common stock issued for cash on July 10, 2006 at $0.0002 per share	25,000,000	25,000	-	(20,000)	5,000
Net loss	-	-	-	(566)	(566)
Balance, August 31, 2006	25,000,000	25,000	-	(20,566)	4,434
Common stock issued for cash on April 10, 2007 at $0.002 per share	17,500,000	17,500	-	17,500	35,000
Net loss	-	-	-	(10,885)	(10,885)
Balance, August 31, 2007	42,500,000	42,500	-	(13,951)	28,549
Net loss	-	-	-	(11,689)	(11,689)
Balance, August 31, 2008	42,500,000	42,500	-	(25,640)	16,860
Net loss	-	-	-	(15,396)	(15,396)
Balance, August 31, 2009	42,500,000	42,500	-	(41,036)	1,464
Net loss	-	-	-	(13,956)	(13,956)
Balance, August 31, 2010	42,500,000	42,500	-	(54,992)	(12,492)
Net loss	-	-	-	(11,809)	(11,809)
Balance, August 31, 2011	42,500,000	42,500	-	(66,801)	(24,301)
Net loss	-	-	-	(26,656)	(26,656)
Balance, August 31, 2012	42,500,000	42,500	-	(93,457)	(50,957)
Common stock issued in connection with the acquisition of Rocket VoIP	435,000	435	66,990	-	67,425
Common stock issued in connection with the My800Online.com	500,000	500	77,000	-	77,500
Common stock issued for cash at an average price of $0.155 per share	2,415,000	2,415	372,567	-	374,982
Common stock issued for services rendered	500,000	500	49,500	-	50,000
Beneficial conversion feature in connection with issued convertible debt	-	-	13,094	-	13,094
Net loss	-	-	-	(655,397)	(655,397)
Balance, August 31, 2013	46,350,000	$46,350	$579,151	$(748,854)	$(123,353)

See the accompanying notes to the consolidated financial statements

iTALK, INC.
(Formerly known as Sopac Cellular Solutions, Inc.)
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW

			From July 10, 2006
			(Date of inception)
	Year ended August 31,		Through
	2013	2012	August 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(655,397)	$(26,656)	$(746,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,403	-	36,403
Amortization of debt discount in connection with convertible note payable	13,094	-	13,094
Bad debt expense	39,225		39,225

Stock based compensation	13,131	-	13,131
Changes in operating assets and liabilities:
Accounts receivable	(39,225)	-	(39,225)
Advances from stockholders/officers	300	-	3,300
Accounts payable and accrued expenses	87,938	2,610	90,508
Deferred revenue	76,304	-	76,304
Net cash used in operating activities	(428,227)	(24,046)	(513,614)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,117)	-	(13,117)
Acquisition of assets of RocketVoIP	(45,000)	-	(45,000)
Acquisition of ITG, EasyTalk and Valucom	(268,774)	-	(268,774)
Net cash used in investing activities	(326,891)	-	(326,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	374,982	-	414,982
Proceeds from notes payable	250,000	-	250,000
Proceeds from convertible note payable	130,928	-	130,928
Proceeds from advances	50,000	-	50,000
(Payments) proceeds from related party loans	(10,000)	23,987	36,965
Net cash provided by financing activities	795,910	23,987	882,875

Net increase (decrease) in cash	40,792	(59)	42,370
Cash, beginning of period	1,578	1,637	-

Cash, end of period	$42,370	$1,578	$42,370

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non cash investing and financing activities:
Common stock to be issued in connection with the asset acquisition of RocketVoIP	$67,425	$-	$67,425
Common stock issued in connection with the asset acquisition of My800online.com	$77,500	$-	$77,500
Common stock issued for future services	$36,869	$-	$36,869

See the accompanying notes to the consolidated financial statements

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, iTalk, Inc. and RocketVoIP, Inc.  All significant inter-company transactions and balances have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has reported net losses of $655,397and $26,656 for the years ended August 31, 2013 and 2012, respectively, accumulated deficit of $748,854and total current liabilities in excess of current assets of $614,717 as of August 31, 2013.

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

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Acquisitions

Rocket VoIP

On May 2, 2013, the Company entered into a definitive Asset Purchase Agreement with AA Enterprises pursuant to which the Company acquired substantially all the assets of AA Enterprises in consideration of 530,000 (as adjusted) shares of common stock of the Company and cash of $55,000 (as adjusted) for a total purchase price of $147,150.

Upon Closing, the Company acquired substantially all the assets of AA Enterprises in consideration of 530,000 shares of common stock of the Company and cash of $55,000 for a total purchase price of $147,150

The following summarizes the current estimates of fair value of assets acquired and liabilities assumed:

Computer equipment	$9,700
Software	112,950
Domain rights	24,500

Assets acquired	$147,150

For accounting purposes, we recorded the transaction as an asset acquisition as we determined there was not sufficient continuity of the acquired entity’s operations prior to and after the transaction to qualify as a business.

My800online.com

On June 4, 2013, the entered into a definitive Asset Purchase Agreement (the "Purchase Agreement") with Cable &
Voice Supply Inc., a Florida corporation ("Cable and Voice"). Pursuant to the terms of the Purchase Agreement, the Company purchased certain assets of Cable and Voice, specifically all rights relating to the domain name My800online.com (the "Acquired Assets").

In consideration of the Acquired Assets, the Company issued to Cable and Voice 500,000 shares of the Company's common stock for a total purchase price of $77,500.

The following summarizes the current estimates of fair value of assets acquired and liabilities assumed:
Domain name	$77,500
Assets acquired	$77,500

For accounting purposes, we recorded the transaction as an asset acquisition as we determined there was not sufficient continuity of the acquired entity’s operations prior to and after the transaction to qualify as a business.

ITG

On May 24, 2013, entered into a definitive Asset Purchase Agreement (the "Purchase Agreement") with ITG, Inc.,a Texas corporation ("ITG"). Pursuant to the terms of the Purchase Agreement, the Company agreed to purchase substantially all of the assets of ITG, including, but not limited to, all intellection property rights relating to ITG, EasyTalk and Valucom (the "Acquired Assets") for an adjusted purchase price of $300,000

The following summarizes the current estimates of fair value of assets acquired and liabilities assumed:

ITG customer accounts	$270,000
Trade service marks	30,000
Assets acquired	300,000
Liabilities assumes	31,226
Cash paid	268,774
Total consideration	$300,000

The Company accounts for acquisitions in accordance with the provisions of ASC 805-10.  The Company assigns to all identifiable assets acquired, a portion of the cost of the acquired company equal to the estimated fair value of such assets at the date of acquisition. The Company records the excess of the cost of the acquired company over the sum of the amounts assigned to identifiable assets acquired as goodwill.  There was no goodwill identified with the ITG acquisition.

Revenue Recognition

The Company follows the guidance in Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 104 states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.

Revenues are primarily derived from fees charged to terminate voice services over the Company’s network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue from each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s consolidated balance sheets as unearned revenue. As of August 31, 2013 and 2012, the Company recorded unearned revenue of $76,304 and $-0-, respectively.

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the useful life of fixed assets and assumptions used in the fair value of stock-based compensation.

Net Loss per Common Share

The Company computes net loss per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted net income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares were comprised of 130,938 shares issuable upon conversion of convertible note payable as of August 31, 2013. There were no common stock equivalents as of August 31, 2012.

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $20,234 and $-0- for the year ended August 31, 2013 and 2012, respectively, and $20,234 research and development costs from July 10, 2006 (date of inception) through August 31, 2013. The Company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash on hand, in banks, certificates of deposit and other highly liquid debt instruments with a maturity of three months or less at the date of purchase, to be cash and cash equivalents.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset's estimated useful life, which is five years for computer assets and software. Expenditures for maintenance and repairs are expensed as incurred.

Long lived assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of is reported at the lower of the carrying amount or the fair value less costs to sell.

Intangible Assets and Goodwill

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

The Company accounts for and reports acquired goodwill and other intangible assets under Accounting Standards Codification subtopic 350-10, Intangibles, Goodwill and Other (“ASC 350-10”). In accordance with ASC 350-10, the Company tests its intangible assets for impairment on an annual basis and when there is reason to suspect that their values have been diminished or impaired. Any write-downs will be included in results from operations. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s only principal operating segment.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of depreciation, amortization and stock compensation accounting versus basis differences.

Reclassifications

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported net loss.

Prepaid Expenses

From time to time, the Company issues shares of its common stock for services to be performed.  The fair value of the common stock is determined at the date of the contract for services and is amortized ratably over the term of the contract.  As of August 31, 2013 and 2012, prepaid expenses relating to stock based payments were $36,364 and $-0-, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Stock-Based Compensation

We account for our stock based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

Compensation expense for restricted stock or options granted to non-employees is determined in accordance with the standard as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility. The Company uses the Black-Scholes option-pricing model to value its stock option awards which incorporate the Company’s stock price as determined by an outside third-party, an average volatility of comparable companies, U.S. risk-free rate, dividend rate, and estimated life.

Recently Issued Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment as of August 31, 2013 and 2012 is summarized as follows:

	2013	2012
Computer equipment	$12,817	$-
Software	112,950	-
Total	125,767	-
Less: accumulated depreciation	(16,303)	( -)

	$109,464	$-

Depreciation for the year ended August 31, 2013 and 2012 was $16,303 and $-0-, respectively.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets as of August 31, 2013 and 2012 are summarized as follows:

	2013	2012
Customer list	$270,000	$-
Domain names and trade-marks	132,000	-
Sub total	402,000	-
Less, accumulated amortization	(20,100)	( -)

Other intangibles, net of accumulated amortization	$381,900	$-

Customer lists, domain names and trade-marks acquired are amortized over their estimated useful lives of 5 years.  Amortization for the year ended August 31, 2013 was $20,100.

NOTE 4 – NOTE PAYABLE

On May 5, 2013, the Company issued a unsecured promissory note of $250,000. Principal and interest payments at the rate of 3.75% per annum in unpaid principal will begin on August 31, 2013. The note currently is in default.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On May 17 , 2012, the Company issued a $130,928 unsecured convertible promissory note that matured August 31, 2013. The promissory note bears interest at a rate of 4.9% and can be convertible into 130,928 shares of the Company’s common stock, at a conversion rate of $1.00 per share. Interest will also be converted into common stock at the conversion rate of $1.00 per share.  The note currently is in default.

In accordance ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $13,094 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (August 31, 2013) as interest expense. For the year ended August 31, 2013, the Company amortized $13,094 of debt discount to current period operations as interest expense.

NOTE 6 – STOCK BASED PAYABLE

In connection with the acquisition of Rocket VoIP, the Company is obligated to issue a remaining 95,000 shares of the Company’s common stock.  As such, the Company has recorded a stock based payable of $14,725 reflecting the fair value of the 95,000 shares of common stock at the date of the acquisition.

 NOTE 7 – ADVANCES PAYABLE

As of August 31, 2013, the Company has received advances from  the note holder as described in Note 4 above with specific terms, interest free and is due upon demand.

NOTE 8 – STOCKHOLDERS EQUITY

Preferred stock

As of August 31, 2013 and 2012, the Company the Company had authorized 50,000,000 and -0- shares of preferred stock authorized (see below), respectively; -0- outstanding.

Common stock

On December 21, 2012, the Company affected a one to twenty-five (1 to 25) stock split of its issued and outstanding shares of common stock, $0.001 par value (whereby every one share of Company’s  common stock will be exchanged for twenty five shares of the Company's common stock). All references in the consolidated financial statements and the notes to consolidated financial statements, number of shares, and share amounts have been retroactively restated to reflect the stock split.

On July 10, 2013, the Company’s majority stockholders approved to amend the Articles of Incorporation to  reduce the number of authorized shares of common stock from 1,875,000,000 to 500,000,000 shares and to authorize 50,000,000 shares of preferred stock.

On July 10, 2006, the Company issued a total of 25,000,000 shares of common stock to one director for cash at $0.0002 per share for a total of $5,000.

On April 10, 2007, the Company  issued a total of 17,500,000  shares of common stock to 26 unrelated shareholders for cash at $0.002 per share for a total of $35,000.

In the months of May and June 2013, the Company issued an aggregate of 405,000 shares of common stock in connection with the acquisition of Rocket VoIP.

In the months of June and July 2013, the Company issued an aggregate of 2,415,000 shares of common stock for net proceeds of $374,982.

On July 29, 2013, the Company issued 30,000 shares of common stock in connection with the acquisition of Rocket VoIP.

On July 29, 2013, the Company issued 500,000 shares of common stock in connection with the acquisition of My800Online.com.

On August 9, 2013, the Company issued 500,000 shares of common stock for past and future services valued at $50,000.

NOTE 9 – LOSS PER SHARE

The following table presents the computation of basic and diluted loss per share:

	2013	2012
Net loss income available for common shareholders	$(655,397)	$(26,656
Basic net loss per share	$(0.02)	$(0.00)
Weighted average common shares outstanding-basic	43,013,507	42,500,000
Diluted net loss share	$(0.02)	(0.00)
Weighted average common shares outstanding-Diluted	43,013,507	42,500,000

During the year ended August 31, 2013 and 2012, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

NOTE 10 - INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences primarily include stock compensation and other equity-related non-cash charges, capitalized financing costs, the basis difference of derivative liabilities and certain accruals.

At August 31, 2013, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $600,000 that may be used to offset future taxable income. Components of deferred tax assets as of August 31, 2013 are comprised primarily of stock based compensation and impairment of intangible assets.  No income taxes were recorded on the earnings in 2013 as a result of the utilization of any carry forwards.  Deferred net tax assets consist of the following at August 31, 2013 and 2012:

	2013	2012
Deferred tax asset	$179,000	$8,000
Less valuation allowance	(179,000)	(8,000)
Net deferred tax asset	$0	$0

The provision for income taxes consists of the following:

	2013	2012
Current tax (benefit)	$-	$-
Adjustment for prior year accrual	-	-
Net provision (benefit)	$-	$-

The provision for Federal taxes differs from that computed by applying Federal statutory rates to the loss before any Federal income tax (benefit), as indicated in the following:

	2013	2012
Federal statutory rate	30.0%	30.0%
State income taxes net of Federal benefit	-	-
	30.0%	30.0%

The Company files income tax returns in the U.S. Federal jurisdiction.. The Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.

The Company follows the provision of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax position for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at August 31, 2013 and 2012.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally expire one year or less. See Subsequent Events Note 13.

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.  See Subsequent Events Note 13.

NOTE 12 – RELATED PARTY TRANSACTIONS

From January 1, 2007 to November 30, 2012, the Company paid its sole officer and director at the time, Ezra E. Ezra,  $100 per month for use of office space and services.  Ezra E. Ezra resigned from the Company on January 16,  2013.  As of May 31,  2013  there was an  account  payable  -  related  party of $3,300 reflecting  unpaid rent of $300 for the last nine months and  $1,200,  $1,200 and $600 from fiscal years 2011, 2010 and 2009 respectively.

As of  August 31,  2013,  there  was a loan  payable  due to Ezra E. Ezra for $21,965,  which is non-interest  bearing with no specific  repayment terms and a loan payable due to David F. Levy for $15,000 which is non-interest bearing with no specific repayment terms.

Officer's  salaries  for the  David  Levy  and  Richard  Dea,  were not paid and accordingly  the Company has accrued their  salaries due under their  employment starting February 1, 2013. The two officers accrued amounts are $42,500 in aggregate.

At August 31, 2013, the Company has non-related party advances in aggregate of $50,000.  The advances are non-interest bearing and are payable upon demand.

NOTE 13 – SUBSEQUENT EVENTS

Capital Stock

Series A Preferred Stock

On October 10 2013, the Company designated 10 shares of its authorized preferred stock as “Series A Preferred Stock”  The Series A Preferred Stock has no conversion rights, ranks on parity with the Company’s common or any other series of capital stock, except Series B Preferred Stock (see below).

Voting rights. If at least one share of Series A Preferred Stock is issued and outstanding, then the total aggregate issued shares of Series A Preferred Stock at any given time, regardless of their number, shall have voting rights equal to 2 times the sum of: i) the total number of shares of Common Stock which are issued and outstanding at the time of voting, plus ii) the total number of shares of any preferred stocks which are issued and outstanding at the time of voting. Each individual share of Series B Preferred Stock will therefore have its proportional vote of the Series B Preferred Stock as described below.

In October 2013, the Company issued 5 shares of Series A Preferred Stock to David Levy, the Company’s Chief Executive Officer, for services rendered.

Series B Preferred Stock

On October 15, 2013, the Company designated 49,999,995 shares of its authorized preferred stock as “Series B Preferred Stock”.  The each share of Series B Preferred Stock is convertible into 20 shares of the Company’s common stock, at any time with the Company permission, but restricted for a period of a) six months after purchase, if the Company files public reports pursuant to Section 12 or Section 15 of the Securities Exchange Act of 1934; or b) twelve months if the Company does not file such public reports.

Voting rights. Each share of the Series B Preferred Stock share have 20 votes for any election or other vote placed before the shareholders of the Company.

On October 15, 2013, the Company issued 49,999,995 shares of its Series B Preferred Stock to acquire a U.S. government bond. In order to obtain additional working capital, the company is currently attempting to monetize a U.S. government bond with the assistance of the holder of the bond.  While we can have no assurance that we will be able to achieve this goal, in the event we are unable to monetize the bond to a certain level the holder of the bond will be required to return to the Company all shares of the Company’s Series B Preferred Stock.

Common stock

In October 2013, the Company issued 1,000,000 shares of its common stock as an inducement to enter a bridge financing agreement (see below).

In October and November, 2013, the Company issued an aggregate of 1,107,680 shares of common stock in conversion of approximately $65,000  of  settlement agreement (see below, litigation).

In December 2013, the Company issued 500,000 shares of its common stock for extension to the bridge financing agreement (see below).

In October 2013, the Company issued 500,000 shares of its common stock for services rendered.

Employment agreements

On October 14, 2013, the Board of Directors of the Company implemented a bonus plan (the “Bonus Plan”) for the Company’s Chief Executive Officer, David F. Levy, who also serves as a member of the Board of Directors.  For the purposes of clarity, no fees were paid to Mr. Levy under the Bonus Plan with respect to the Dutchess Bridge Financing (see below).

Specifically, the Bonus Plan grants Mr. Levy the following rights:

●   a cash or equity fee, at Mr. Levy’s option, equal to 2% of any non-securitized non-subordinated debt financing (non-subordinated debt is defined as working capital financing, asset based financing, accounts receivable, inventory, equipment, or other fixed asset financing, or a lease financing);

●   a cash or equity fee, at Mr. Levy’s option, equal to 2% of any non-securitized non-subordinated debt financing (non-subordinated debt is defined as working capital financing, asset based financing, accounts receivable, inventory, equipment, or other fixed asset financing, or a lease financing);

●    a cash or equity fee, at Mr. Levy’s option, equal to 4% of any non-securitized subordinated financing (subordinated debt is defined as non-inventory and non-accounts receivables based financing but excluding any financing with an equity bonus to the lender);

●    a cash or equity fee, at Mr. Levy’s option, equal to 5% of equity or quasi-equity financing;

●   a fee equal to 5% of consideration (as defined in the Bonus Agreement) paid to the Company in the sale or merger of a significant portion of the Company’s business or assets;

●   a fee equal to 1% of the Company’s market capitalization computed on the last day of the calendar year; and

●    a fee equal to .5% (or 1/2 of 1%) of any increase in the Company market capitalization from the first day of the calendar year to the last day of the calendar year.

Subsequent financing

On October 17, 2013, the Company entered into a Subscription Agreement with Dutchess Opportunity Fund, II, LP ("Dutchess"), for the sale of an unsecured convertible note in the principal amount of $300,000 (the “Note”).  The Company received proceeds from the Note in the amount of $250,000.  The Note does not bear an interest rate, however, the Company is obligated to repay Dutchess $300,000 on or before November 30, 2013 (the “Repayment Date”).  If the Company has not repaid the entire Note by the Repayment Date, it is obligated to pay Dutchess monthly amortization payments of $20,000 beginning on December 1, 2013 (the “Monthly Payments”).

The Note is immediately convertible into shares of the Company’s common stock, par value $.001, (the “Common Stock”) at the sole option of Dutchess.  The conversion price is 90% of the lowest volume weighted average price of the Common Stock during the 20 trading days immediately prior to a conversion notice from Dutchess to the Company (the “Conversion Price”).  The Note also provides for penalties if the Company does not deliver shares of our Common Stock upon conversion within the required timeframes.

In the event the Company has not repaid the entire $300,000 by the Repayment Date, the Company is obligated to file a registration statement with the Securities and Exchange Commission (the “Commission”) for the shares of Common Stock underlying the conversion feature of the Note, including the Monthly Payments, no later than December 16, 2013.  If the Company fails to file the registration statement by such date and for each 30 day calendar period thereafter that it has failed to file it, the Conversion Price will be decreased by 10%.  If and when the registration statement is declared effective by the Commission, Dutchess may, at its option, convert the Monthly Payments into Common Stock at the Conversion Price in lieu of cash payments. If the registration statement covering the securities is not timely filed, the Company will pay the holders liquidated damages of two percent (2%) per month of the outstanding principal amount.

In addition, as an inducement to enter into the Note, the Company issued 1,000,000 shares of Common Stock to Dutchess (the “Inducement Shares”).  The Inducement Shares are “restricted securities” as defined by the Securities Act of 1933, as amended (the “Act”).  If the event the Company is required to file a registration statement, it will be required to include the Inducement Shares.

The Company shall use its best efforts to have the registration statement filed with the SEC by January 16, 2014 (“Filing Deadline”).  If the registration statement covering the registrable securities required to be filed by the Company pursuant to Section 2(a) hereof is not filed by the Filing Deadline, then the Company shall pay the holder the sum of two percent (2%) per month of the Face Amount of the Debentures outstanding as liquidated damages, and not as a penalty.  In addition, if the Company fails to file the registration statement by the filing deadline, and for each thirty (30) day calendar period the Company fails to file the registration statement, the conversion price of the debentures will decrease by ten percent (10%) of the original conversion price.  By way of illustration only and not in limitation of the foregoing, in the event that upon January 17, 2014, the registration statement has not been filed with the SEC, the Conversion Price shall be 20%  of the lowest VWAP during the twenty (20) trading days immediately preceding the Conversion Date (e.g., 10% + 10% = 20%).  The holder shall have the right to lower the Conversion Price as described herein, at the time of each conversion.

Litigation

On October 18, 2013, the Circuit Court in the 12th Judicial Circuit in and for Sarasota County, Florida (the “Court”), entered an Order Granting Approval of Settlement Agreement (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a Settlement Agreement (the “Settlement Agreement”) between the Company and IBC Funds, LLC, a Nevada limited liability company (“IBC”), in the matter entitled IBC Funds, LLC v. iTalk Inc., Case No. 2013 CA 7461 NC (the “Action”). IBC commenced the Action against the Company on October 16, 2013 to recover an aggregate of $418,000 of past-due obligations of the Company, which IBC had purchased from certain vendors of the Company pursuant to the terms of separate claim purchase agreements between IBC and each of such vendors, plus fees and costs (the “Claim”). The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding upon the Company and IBC upon execution of the Order by the Court on October 18, 2013.

Pursuant to the terms of the Settlement Agreement approved by the Order, on October 21, 2013, the Company issued 343,808 shares of the Company’s common stock as a settlement fee and agreed to issue, in one or more tranches as necessary, that number of shares equal to $20,000 upon conversion to Common Stock at a conversion rate equal to 65% of the lowest closing bid price of the Common Stock during the ten trading days prior to the date the conversion is requested by IBC.