Form 10-Q
period 2013-11-30
iTalk Inc.
filed 2014-01-23
CIK 1373444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2013

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

As of January 22, 2014, there were 49,457,680 shares of registrant’s common stock outstanding.

iTALK, INC.

ITEM 1. FINANCIAL STATEMENTS

iTALK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2013	2013
	(unaudited)
ASSETS
Current assets:
Cash	$169,482	$42,370
Prepaid and other expenses	30,051	36,869

Total current assets	199,533	79,239

Property and equipment, net	103,442	109,464

Other assets:
Customer lists, net	243,000	256,500
Domain rights	117,625	125,400
Total other assets	360,625	381,900

Total assets	$663,600	$570,603

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$184,039	$131,734
Deferred revenue	111,545	76,304
Settlement payable	348,000	-
Notes payable	150,000	250,000
Convertible note payable, short term portion, net of debt discount of $225,534	14,466	130,928
Stock based payable	14,725	14,725
Advances payable	50,000	50,000
Advances payable, related party	3,300	3,300
Loans payable, related party	36,965	36,965
Derivative liability	2,008,410	-
Total current liabilities	2,921,450	693,956

Long term debt:
Convertible note payable, long term, net of debt discount of $56,384	3,616	-
Total liabilities	2,725,066	693,956

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value; 50,000,000 and -0- shares authorized; 50,000,000 and -0- shares issued and outstanding as of November 30, 2013 and August 31, 2013; respectively
Series A Preferred Stock, $0.001 par value; 5 and -0- shares designated, 5 and -0- shares issued and outstanding as of November 30, 2013 and August 31, 2013, respectively	-	-
Series B Preferred Stock, $0.001 par value; 49,999,995 and -0- shares designated, 49,999,995 and -0- shares issued, -0- and -0- shares outstanding as of November 30, 2013 and August 31, 2013, respectively	50,000	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 48,957,680 and 46,350,000 shares issued and outstanding as of November 30, 2013 and August 31, 2013, respectively	48,958	46,350
Additional paid in capital	970,450	579,151
Common stock subscriptions	112,500	-
Accumulated deficit	(3,443,374)	(748,854)
Total stockholders' deficit	(2,261,466)	(123,353)

Total liabilities and stockholders' deficit	$663,600	$570,603

See the accompanying notes to the unaudited condensed consolidated financial statements

iTALK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended November 30,
	2013	2012
REVENUES:
Sales	$208,332	$-
Cost of sales	186,682	-

Gross profit	21,650	-

OPERATING EXPENSES:
Selling, general and administrative	653,367	8,026
Research and development expenses	7,991	-
Depreciation and amortization	27,922	-
Total operating expenses	689,280	8,026

Loss from operations	(667,630)	(8,026)

Other income (expense):
Loss on change in fair value of derivatives	(979,764)
Interest expense	(1,047,126)	-

Loss before provision for income taxes	(2,694,520)	(8,026)

Provision for income taxes (benefit)	-	-

NET LOSS	$(2,694,520)	$(8,026)

Net loss per common share, basic and diluted	$(0.06)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	47,439,692	42,500,000

See the accompanying notes to the unaudited condensed consolidated financial statements

iTALK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED NOVEMBER 30, 2013
(unaudited)

							Additional	Common
	Series A preferred stock		Series B preferred stock		Common stock		Paid In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscriptions	Deficit	Total
Balance, August 31, 2013	-	$-	-	$-	46,350,000	$46,350	$579,151	$-	$(748,854)	$(123,353)
Series B preferred stock issued to acquire United States Treasury bond	-	-	49,999,995	50,000	-	-	(50,000)	-	-	-
Common stock issued in connection with issuance of convertible debt	-	-	-	-	1,000,000	1,000	144,000	-	-	145,000
Series A preferred stock issued for services rendered	5	-	-	-	-	-	183,385	-	-	183,385
Common stock issued as payment of settlement payable	-	-	-	-	1,107,680	1,108	114,414	-	-	115,522
Common stock issued for previous common stock subscription	-	-	-	-	500,000	500	(500)	-	-	-
Common stock subscription received	-	-	-	-	-	-	-	112,500	-	112,500
Net loss	-	-	-	-	-	-	-	-	(2,694,520)	(2,694,520)
Balance, November 30, 2013	5	-	49,999,995	$50,000	48,957,680	$48,958	$970,450	$112,500	$(3,443,374)	$(2,261,466)

See the accompanying notes to the unaudited condensed consolidated financial statements

iTALK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Three months ended November 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,694,520)	$(8,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,922	-
Amortization of debt discount	847,170	-
Bad debt expense	80,065	-
Liability for registration rights	155,080	-
Loss on change in derivative liabilities	979,764	-
Stock based compensation	190,203	-
Changes in operating assets and liabilities:
Accounts receivable	(80,065)	-
Advances from stockholders/officers	-	-
Accounts payable and accrued expenses	88,752	3,012
Deferred revenue	35,241	-
Net cash used in operating activities	(370,388)	(5,014)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscriptions	112,500	-
Proceeds from notes payable	150,000	-
Proceeds from convertible note payable	235,000	-
Proceeds from related party loans	-	15,000
Net cash provided by financing activities	497,500	15,000

Net increase (decrease) in cash	127,112	9,986
Cash, beginning of period	42,370	1,578

Cash, end of period	$169,482	$11,564

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$-	$-
Income taxes paid	$-	$-

Non cash investing and financing activities:
Series B preferred stock to acquire United States Treasury bond	$-	$-
Common stock issued in payment of settlement payable	$115,522	$-
Common stock issued in connection with issuance of convertible debt	$145,000	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2013
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

During 2013, the Company transitioned from a development stage enterprise to an operating company, as the Company’s revenue from wireless technology began from acquisitions. As such, the Company began recognizing revenues from sales of their product in the fourth quarter of 2013.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, iTalk, Inc. and RocketVoLp, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of August 31, 2013, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2013 are not necessarily indicative of results that may be expected for the year ended August 31, 2014. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended August 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on December 16, 2013.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $2,694,520 and $8,026 for the three month periods ended November 30, 2013 and 2012, respectively, accumulated deficit of $3,443,374 and total current liabilities in excess of current assets of $2,721,917 as of November 30, 2013.

The Company has minimal revenues from operations and will be dependent on funds to raise to satisfy its ongoing capital requirements for the next 12 months. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or by in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, or on acceptable terms, or at all. In any of these pressures, any of these circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2013
 (unaudited)

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

Revenues are primarily derived from fees charged to terminate voice services over the Company’s network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue from each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s consolidated balance sheets as unearned revenue. As of November 30, 2013 and August 31, 2013, the Company recorded unearned revenue of $111,545 and $76,304, respectively.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged.

In accordance with this authoritative guidance, the Company  recognized certain reset conversion features embedded in an issued a settlement agreement, convertible note payable and registration rights agreement as derivative instruments at fair value.

Accounting for changes in the fair value of the derivative instruments depend on whether the derivative qualifies as hedge relationships and the types of relationships designated are based on the exposures hedged. At November 30, 2013 and August 31, 2013, the Company did not have any derivative instruments that were designated as hedges.

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2013
 (unaudited)

Net Loss per Common Share

The Company computes net loss per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted net income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares were comprised of 24,820,513 shares issuable upon conversion of a convertible note payable and settlement obligation as of November 30, 2013. There were no common stock equivalents as of November 30, 2012.

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $7,991 and $-0- for the three months ended November 30, 2013 and 2012, respectively. The Company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

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

Intangible Assets

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

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2013
 (unaudited)

Prepaid Expenses

From time to time, the Company issues shares of its common stock for services to be performed.  The fair value of the common stock is determined at the date of the contract for services and is amortized ratably over the term of the contract.  As of November 30, 2013 and August 31, 2013, prepaid expenses relating to stock based payments were $29,545 and $36,364, respectively.

Stock-Based Compensation

The Company accounts for our stock based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

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

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at November 30, 2013 and 2012 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the periods ended November 30, 2013 and 2012 related to losses incurred during such periods.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2013 and August 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Recently Issued Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2013
 (unaudited)

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment as of November 30, 2013 and August 31, 2013 is summarized as follows:

	November 30, 2013	August 31, 2013
Computer equipment	$12,817	$12,817
Software	112,950	112,950
Total	125,767	125,767
Less: accumulated depreciation	(22,325)	(16,303)

	$103,442	$109,464

Depreciation for the three months ended November 30, 2013 and 2012 was $6,022 and $-0-, respectively.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets as of  November 30, 2013 and August 31, 2013 are summarized as follows:

	November 30,	August 31,
	2013	2012
Customer list	$270,000	$270,000
Domain names and trade-marks	132,000	132,000
Sub total	402,000	402,000
Less, accumulated amortization	(41,375)	(20,100)

Other intangibles, net of accumulated amortization	$360,625	$381,900

Customer lists, domain names and trade-marks acquired are amortized over their estimated useful lives of 5 years.  Amortization for the three months ended November 30, 2013 and 2012 was $21,275and $-0-, respectively.

NOTE 4 – SETTLEMENT PAYABLE

On October 18, 2013, the Company entered into a settlement agreement with IBC Funds (“IBC”) in settlement of an aggregate of $418,000 of past-due obligations of the Company comprised of notes payable in aggregate of $380,928 and related accrued interest, which IBC had purchased from certain vendors of the Company pursuant to the terms of separate claim purchase agreements between IBC and each of such vendors, plus fees and costs.

Pursuant to the terms of the settlement agreement, the Company issued 343,808 shares of the Company’s common stock as a settlement fee and agreed to issue, in one or more tranches as necessary, that number of shares equal to $20,000 upon conversion to Common Stock at a conversion rate equal to 65% of the lowest closing bid price of the Common Stock during the ten trading days prior to the date the conversion is requested by IBC. The Company has identified the embedded derivatives related to the settlement agreement. These embedded derivatives included certain conversion features and reset provision.

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2013
 (unaudited)

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of settlement agreement and to fair value as of each subsequent reporting date which at November 30, 2013 was $1,115,252. At the inception of the settlement agreement, the Company determined the aggregate fair value of $631,220 of the embedded derivatives.

The fair value of the embedded derivatives at inception was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 229.31%, (3) weighted average risk-free interest rate of 0.12% %, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock from $0.1316 per share. The initial fair value of the embedded debt derivative of $631,220 was allocated as a debt discount up to the settlement agreement ($418,000) with the remainder ($213,220) charged to current period operations as interest expense. For the three months ended November 30, 2013, the Company amortized $418,000, due to the demand nature of the agreement ,to current period operations as interest expense. As of November 30, 2013 the gross balance of the settlement agreement was $348,000.

During the three months ended November 30, 2013, the Company issued an aggregate of 1,107,680 shares of its common stock as payment of $70,000 of the settlement payable.

At November 30, 2013, the fair value of the embedded derivatives of $1,115,252 was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 257.39%, (3) weighted average risk-free interest rate of 0.13% %, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock from $0.081 per share.

NOTE 5 – NOTES PAYABLE

On September 16, 2013, the Company issued two unsecured notes payable,  in the aggregate amount of $150,000,  a bearing interest at 12% per annum with both principal and interest due at March 31, 2014.  The Company may repay the notes at any time prior to maturity at amount equal to 130% of the outstanding principal redeemed plus accrued interest.

The holders have a right, at maturity or in an event of default (as defined), to convert any outstanding and unpaid principal portion of the notes and accrued interest at a conversion price of 50% of the average of five lowest bid prices of the Company’s common stock during the previous fifteen trading days from the conversion date.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On October 17, 2013, the Company issued an unsecured convertible note in the principal amount of $300,000 to Dutchess Opportunity Fund, II, LP ("Dutchess").  The Company received proceeds from the Note in the amount of $235,000.  The Note does not bear an interest rate, however, the Company is obligated to repay Dutchess $300,000 on or before November 30, 2013.  If the Company has not repaid the entire Note by the repayment date, it is obligated to pay Dutchess monthly amortization payments of $20,000 beginning on December 1, 2013.

The note is immediately convertible into shares of the Company’s common stock, par value $.001, (the “Common Stock”) at the sole option of Dutchess.  The conversion price is 90% of the lowest volume weighted average price of the Common Stock during the 20 trading days immediately prior to a conversion notice from Dutchess to the Company. The Company has identified the embedded derivatives related to the convertible note. These embedded derivatives included certain conversion features and reset provision.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of note and to fair value as of each subsequent reporting date which at November 30, 2013 was $738,077. At the inception of the note, the Company determined the aggregate fair value of $287,868 of the embedded derivatives.

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2013
 (unaudited)

The fair value of the embedded derivatives at inception was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 229.67%, (3) weighted average risk-free interest rate of 0.33% %, (4) expected life of 2.00 years, and (5) estimated fair value of the Company’s common stock from $0.1350 per share. The initial fair value of the embedded debt derivative of $287,868 was allocated as a debt discount up to the net proceeds ($235,000) with the remainder ($52,868) charged to current period operations as interest expense. For the three months ended November 30, 2013, the Company amortized $300,000 (financing costs of $65,000 plus allocated conversion feature of $235,000) of $5,753 to current period operations as interest expense. As of November 30, 2013 the gross balance of the note payable was $300,000.

At November 30, 2013, the fair value of the embedded derivatives of $738,077 was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 257.39%, (3) weighted average risk-free interest rate of 0.28% %, (4) expected life of 1.97 year, and (5) estimated fair value of the Company’s common stock from $0.081 per share.

In addition, as an inducement to enter into the note, the Company issued 1,000,000 shares of common stock to Dutchess.  The Fair value of the inducement shares issued of $145,000 were charged to current period operations as interest expense during the three months ended November 30, 2013.

Registration rights agreement

The Company is obligated to file a registration statement with the Securities and Exchange Commission (the “Commission”) for the shares of common stock underlying the conversion feature of the note, including the monthly payments, no later than January 16, 2014 (as extended).  If the Company fails to file the registration statement by such date and for each 30 day calendar period thereafter that it has failed to file it, the conversion price will be decreased by 10%.  If and when the registration statement is declared effective by the Commission, Dutchess may, at its option, convert the monthly payments into common stock at the conversion price in lieu of cash payments. If the registration statement covering the securities is not timely filed, the Company will pay the holders liquidated damages of two percent (2%) per month of the outstanding principal amount.

On November 30, 2013, the Company determined it would not meet its requirements regarding the filing of a registration statement by January 16, 2014 and accordingly estimated an aggregate liability of $164,080 as aggregate liquidated damages comprised of a fixed of $9,000 and an estimated fair value of a decrease in the conversion price of $155,080.  The Company has identified the embedded derivatives related to a component of the registration rights agreement. These embedded derivatives included certain conversion features and reset provision.

At November 30, 2013, the fair value of the embedded derivatives of $155,080 was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 257.39%, (3) weighted average risk-free interest rate of 0.28% %, (4) expected life of 1.97 year, and (5) estimated fair value of the Company’s common stock from $0.081 per share.

The Company recorded the fixed portion of the liquidated damages ($9,000) as accrued expenses and the reset conversion feature ($155,080) as derivative liabilities and charged to current period operations as interest expense.

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2013
 (unaudited)

NOTE 7 — DERIVATIVE LIABILITIES

As described in Notes 4 and 6 above, the Company has identified embedded derivatives in a settlement and note payables and registration rights agreement. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date which at November 30, 2013 was aggregate of $2,008,410.

During the three months ended November 30, 2013, the Company recorded an aggregate of $979,764 loss on change in fair value of derivative liabilities ($529,554 relating to settlement payable and $450,210 relating to convertible note payable).

NOTE 8 – STOCK BASED PAYABLE

In connection with the acquisition of Rocket VoIP, the Company is obligated to issue a remaining 95,000 shares of the Company’s common stock.  As such, the Company has recorded a stock based payable of $14,725 reflecting the fair value of the 95,000 shares of common stock at the date of the acquisition.

 NOTE 9 – ADVANCES PAYABLE

As of November 30, 2013 and August 31, 2013, the Company has received advances, interest free and is due upon demand.

NOTE 10 – STOCKHOLDERS EQUITY

Preferred stock

As of November 30, 2013 and August 31, 2013, the Company the Company had authorized 50,000,000 shares of preferred stock authorized and outstanding.

Series A Preferred Stock

On October 10 2013, the Company designated 5 shares of its authorized preferred stock as “Series A Preferred Stock”  The Series A Preferred Stock has no conversion rights, ranks on parity with the Company’s common or any other series of capital stock, except Series B Preferred Stock (see below).

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

In October 2013, the Company issued 5 shares of Series A Preferred Stock to David Levy, the Company’s Chief Executive Officer, for services rendered.  Since the Series A Preferred Stock has no conversion rights into common stock, the shares are not trading and lack marketability.  Accordingly, the Company charged operations for the issuance of the 5 shares of Series A Preferred Stock totaling $183,385 during the three months ended November 30, 2013.  The fair value was determined based upon an analysis of the Company’s common stock less various discount factors, including a lack of marketability.  Accordingly, Mr. Levy will exercise control over the Company on matters submitted to the stockholders for approval, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2013
 (unaudited)

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

On October 15, 2013, the Company issued 49,999,995 shares of its Series B Preferred Stock to acquire a 30 year 1934 Federal Reserve Gold Series Bearer Bonds (“U.S. government bonds”).  Previously, the holder of the US government bonds has attempted to redeem the bonds, including taking legal against the United States in Federal Court in order to redeem or monetize the financial instruments. The Series B Preferred Stock issuance was subject to a condition that the Company would receive no less than $1,000,000 gross proceeds from the U.S. government bond within sixty (60) days from the date of the agreement, which was October 7, 2013.  To date, the Company has been unable to receive any proceeds from the receipt of the U.S. government bonds..   The Company entered into an extension agreement to allow the holder of the bond and the Company until April 6, 2014 to consummate the transaction.

While we can have no assurance that we will be able to achieve this goal, in the event we are unable to monetize the bond to a certain level the holder of the bond will be required to return to the Company all shares of the Company’s Series B Preferred Stock.  As of the date of the filing, the Company has not been able monetize the U.S. government bond and accordingly has deemed the issuance as not outstanding and recorded the par value of the issued Series B Preferred Stock of $50,000 as a charge to additional paid in capital.  In addition, the Company did not account for a derivative liability associated with excessive committed common shares at November 30, 2013 due to the incomplete nature of the transaction.

Common stock

As described in Note 5, the Company issued 1,000,000 shares of its common stock as an inducement to enter a convertible note payable

As described in Note 4, the Company issued an aggregate of  1,107,680 shares of its common stock in payment of $70,000 of the a settlement agreement.

On October 31, 2013, the Company issued 500,000 shares of its common stock in settlement of a common stock subscription agreement.

NOTE 11 – RELATED PARTY TRANSACTIONS

From January 1, 2007 to November 30, 2012, the Company paid its sole officer and director at the time, Ezra E. Ezra,  $100 per month for use of office space and services.  Ezra E. Ezra resigned from the Company on January 16,  2013.  As of November 30, 2013 and August 31,  2013  there was an  account  payable  -  related  party of $3,300 reflecting  unpaid rent.

As of  November 30, 2013 and August 31,  2013,  there  was a loan  payable  due to Ezra E. Ezra for $21,965,  which is non-interest  bearing with no specific  repayment terms and a loan payable due to David F. Levy for $15,000 which is non-interest bearing with no specific repayment terms.

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2013
 (unaudited)

Officer's  salaries  for the  David  Levy  and  Richard  Dea,  were not paid and accordingly  the Company has accrued their  salaries due under their  employment starting February 1, 2013. The two officers accrued amounts are $65,000 and $42,500 in aggregate as of November 30, 2013 and August 31, 2013, respectively.

On October 14, 2013, the Board of Directors of the Company implemented a bonus plan (the “Bonus Plan”) for the Company’s Chief Executive Officer, David F. Levy, who also serves as a member of the Board of Directors.  For the purposes of clarity, no fees were paid to Mr. Levy under the Bonus Plan with respect to the Dutchess Bridge Financing.

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

At November 30, 2013 and August 31, 2013, the Company has non-related party advances in aggregate of $50,000.  The advances are non-interest bearing and are payable upon demand.

NOTE 11 — FAIR VALUE MEASUREMENT

The Company adopted the provisions of Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) on January 1, 2008. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2013
 (unaudited)

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

All items required to be recorded or measured on a recurring basis are based upon level 3 inputs.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to beginning retained earnings and no impact on the financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

As of November 30, 2013 or August 31, 2013, the Company did not have any items that would be classified as level 1 or 2 disclosures.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed in notes 4 and 5. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Notes 4 and 5 are that of volatility and market price of the underlying common stock of the Company.

As of November 30, 2013 and August 31, 2013, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of November 30, 2013, in the amount of $2,008,410 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of November 30, 2013:

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2013
 (unaudited)

Derivative Liability

Balance, August 31, 2013	$-0-
Total (gains) losses
Initial fair value of derivative relating to settlement agreement	631,220
Initial fair value of derivative relating to convertible note payable	287,868
Initial fair value of derivative relating to registration rights agreement	155,080
Transfers out of Level 3 upon conversion	(45,522)
Mark-to-market at November 30, 2013:	979,764

Balance, November 30, 2013	$2,008,410

Net loss for the period included in earnings relating to the liabilities held at November 30, 2013	$(979,764)

NOTE 12 — SUBSEQUENT EVENTS

On December 12, 2013, the Company issued 500,000 shares of its common stock to extend the registration rights agreement obligation to January 16, 2014.

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

RESULTS OF OPERATIONS

Three months ended November 30, 2013 as compared to three months ended November 30, 2012

Revenue

	Three Months ended
	November 30,
Revenue	2013	2012
Network services
Revenue	$208,332	$-
Gross margin	$21,650	$-
Gross margin %	10.4%	-

Total
Revenue	$208,332	$-
Gross margin	$21,650	$-
Gross margin %	10.4%	-

Revenues

Total revenue increased by $208,332 to $ 208,332 during the three months ended November 30, 2013, as compared to $0 for the three months ended November 30, 2012.  The overall increase in revenue during 2013 as compared to fiscal 2012 is primarily attributable to revenue generated by acquisitions.

Network service revenue increased $208,332 during the three months ended November 30, 2013 as compared to 2012.  The increase is primarily attributable to the acquisition of ITG.

 We do anticipate that both new acquisitions and organic growth of existing acquisitions will be a continuing source of revenue in the future.

 Deferred Revenue Backlog

At November 30, 2013, we have recorded deferred revenue of $ 111,545 that we expect to recognize throughout the next fiscal year. The majority of the deferred revenues recorded are being carried forward from fiscal 2012, which is a direct result of unused prepaid services purchased by our customers.

Cost of Services

Cost of revenues consist primarily of direct network services purchased from carriers under preferred bulk purchase agreements., Cost of revenues increased by $186,682 during the three months ended November 30, 2013 as compared to the three months ended November 30, 2012 cost of revenues of $ 0.

 We incur costs for software development performed by third party developers.  This development is contracted as work-for-hire.  Accordingly, copyrights to this development are exclusively the intellectual property of the Company.

Operating expenses

Selling, general and administrative

General and administrative expenses consist primarily of consulting services, stock based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses increased  to $653,367 during the three months ended November 30, 2013 as compared to $8,026 for the three months ended November 30, 2012. The increase during  2013 is primarily due to an increase in personnel related expenses of $319,754 and consulting services of $174,500.

Research and development

During the three months ended November 30, 2013, research and development costs were $7,991 compared to $-0- for the same period last year. The Company's expenditures for research and development is dependent on available resources and future expenditures are expected to increase with additional financing.

Depreciation and amortization

Depreciation and amortization expenses during the three months ended November 30, 2013 increased to $27,922 as compared to $0 for the same period last year. We acquired certain intangible assets, primarily customers and domain names during the latter part of last fiscal year.  We are amortizing the purchase price of $109,464 over its estimated useful life of five years, which attributed to an increase in amortization expense in fiscal 2013.

Other income (expense)

Loss on change in fair value of derivative liabilities.

As of November 30, 2013, we issued a convertible note and entered into a settlement and registration rights agreement with anti-dilutive provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the three months ended November 30, 2013, we incurred a $979,764 loss on change in fair value of our derivative liabilities compared to a gain of $-0- the same period last year.

Interest expense

Interest expense was $1,047,126 in the three month period ended November 30, 2013 compared to interest expense of $-0- in the three month period ended in November 30, 2012, an increase of 100%. During the three months ended November 30, 2013, we incurred a non-cash interest expense of $436,082 from the set up and amortization of debt discounts associated with our issued convertible note and settlement agreement.  In addition,  during the three months ended November 30, 2013, we incurred $164, 080 estimated liquidated damages relating to a registration rights agreement entered into during the current quarter and $145,000 representing the fair value of common stock we issued to extend the registration rights obligation to January 16, 2014.  Lastly, we incurred $298,265 interest due to derivative liability exceeding the net recorded value of our issued convertible note and our settlement agreement.

Net Loss

Net loss for the three months ended November 30, 2013 increased to $(2,694,520) as compared to $(8,026) for the same period last year due to the factors described above.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private offerings of our equity securities and issuance of convertible notes.

Working Capital

Our working capital deficit increased by $2,107,199 during the three months ended November 30, 2013 from a working capital deficit (current liabilities in excess of current assets) of $614,717 at August 31, 2013 to a working capital deficit of $2,721,916 at November 30, 2013. The increase in working capital deficit for the three months ended November 30, 2013 is due to a combination of reasons, of which the significant factors include:

●	Cash had a net increase from working capital by $127,112 for the three months ended November 30, 2013. The most significant uses and proceeds of cash were:

▪	Approximately $370,388 of cash consumed in operating activities;

▪	Proceeds of $262,500 from subscriptions for the Company’s Common stock;

▪	Proceeds of $385,000 from issuance of note payables

Total current assets of $199,533 and $79,239 as of November 30, 2013 and August 31, 2013, respectively, cash represented approximately 85% and 53% of the total assets as of November 30, 2013 and August 31, 2013, respectively.

Cash flow analysis

Cash used in operations was $370,388 during the three month period ended November 30, 2013. During the three month period ended November 30, 2013, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund operations and reducing our account payables.

We did not utilize cash for investing activities for the three months ended November 30, 2013.

Cash provided from financing activities was a total net proceeds of $112,500 from the sale of common stock subscriptions and  $385,000 from issuance of notes payable.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss from operations of $2,694,520 for the three month period ended November 30, 2013, accumulated deficit of $3,443,374 and total current liabilities in excess of current assets of $2,721,916 as of November 30, 2013.

As of November 30, 2013, the Company had $169,482 in cash and cash equivalents and $30,051 prepaid expenses. Current liabilities at November 30, 2013, including accounts payable, deferred revenue, accrued payroll liabilities, and other accrued expenses totaled $295,584, settlement payable of $348.000, notes payable of $164,466, stock based payable of $14,725, derivative liabilities of $2,008,410 and related party loans and advances of $90,265. At November 30, 2013, current assets were $199,533 and current liabilities $2,921,450.

The Company recently emerged from a development stage and does not have significant revenues from operations and will be dependent on funds raise to satisfy its ongoing capital requirements for at least the next 12 months. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion or respond to competitive pressures, any of these circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

Management expects that global economic conditions will continue to present a challenging operating environment through 2014. To the extent permitted by working capital resources, management intends to continue making targeted investments in strategic operating and growth initiatives. Working capital management will continue to be a high priority for 2013.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged.

In accordance with this authoritative guidance, the Company  recognized certain reset conversion features embedded in an issued a settlement agreement, convertible note payable and registration rights agreement as derivative instruments at fair value.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2013, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 213 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITALK INC.

Date: January 23, 2013	By:	/s/ David F. Levy
David F. Levy
President, Chief Executive Officer,
Secretary and Director (Principal Executive Officer)

Date: January 23, 2013	By:	/s/ Richard Dea
Richard Dea
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)