Form 10-Q
period 2014-02-28
iTalk Inc.
filed 2014-04-21
CIK 1373444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2014

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

As of April 21, 2014, there were 74,457,680 shares of registrant’s common stock outstanding.

iTALK, INC.

ITEM 1. FINANCIAL STATEMENTS

iTALK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$26,533	$42,370
Prepaid and other expenses	24,503	36,869

Total current assets	51,036	79,239

Property and equipment, net	94,326	109,464

Other assets:
Customer lists, net	229,500	256,500
Domain rights	105,167	125,400
Total other assets	334,667	381,900

Total assets	$480,029	$570,603

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$217,978	$131,734
Deferred revenue	126,503	76,304
Settlement payable	348,000	-
Notes payable	150,000	250,000
Convertible note payable, net of debt discount of $244,932	55,068	130,928
Stock based payable	121,049	14,725
Advances payable	50,000	50,000
Advances payable, related party	3,300	3,300
Loans payable, related party	36,965	36,965
Derivative liability	874,129	-
Total current liabilities	1,982,992	693,956

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value; 50,000,000 and -0- shares authorized; 50,000,000 and -0- shares issued and outstanding as of February 28, 2014 and August 31, 2013; respectively
Series A Preferred Stock, $0.001 par value; 5 and -0- shares designated, 5 and -0- shares issued and outstanding as of February 28, 2014 and August 31, 2013, respectively	-	-
Series B Preferred Stock, $0.001 par value; 49,999,995 and -0- shares designated, 49,999,995 and -0- shares issued; -0- and -0- shares outstanding as of February 28, 2014 and August 31, 2013, respectively	50,000	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 74,457,680 and 46,350,000 shares issued and outstanding as of February 28, 2014 and August 31, 2013, respectively	74,458	46,350
Additional paid in capital	1,487,450	579,151
Common stock subscriptions	112,500	-
Common stock subscription receivable	(500,000)	-
Accumulated deficit	(2,727,371)	(748,854)
Total stockholders' deficit	(1,502,963)	(123,353)

Total liabilities and stockholders' deficit	$480,029	$570,603

See the accompanying notes to the unaudited condensed consolidated financial statements

iTALK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended February 28,		Six months ended February 28,
	2014	2013	2014	2013
REVENUES:
Sales	$137,620	$-	$345,952	$-
Cost of sales	146,169	-	332,851	-

Gross (loss) profit	(8,549)	-	13,101	-

OPERATING EXPENSES:
Selling, general and administrative	144,395	23,939	797,762	31,965
Research and development expenses	20,009	-	28,000	-
Depreciation and amortization	35,075	-	62,997	-
Total operating expenses	199,479	23,939	888,759	31,965

Loss from operations	(208,028)	(23,939)	(875,658)	(31,965)

Other income (expense):
Gain on change in fair value of derivatives	1,134,280		154,516
Interest expense	(210,249)	-	(1,257,375)	-

Income (loss) before provision for income taxes	716,003	(23,939)	(1,978,517)	(31,965)

Provision for income taxes (benefit)	-	-	-	-

NET INCOME (LOSS)	$716,003	$(23,939)	$(1,978,517)	$(31,965)

Net income (loss) per common share, basic	$0.01	$(0.00)	$(0.04)	$(0.00)

Net loss per common share, diluted	$(0.01)	$(0.00)	$(0.04)	$(0.00)

Weighted average number of common shares outstanding, basic	49,402,124	42,500,000	48,415,487	42,500,000

Weighted average number of common shares outstanding, diluted	65,721,489	42,500,000	48,415,487	42,500,000

See the accompanying notes to the unaudited condensed consolidated financial statements

iTALK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED FEBRUARY 28, 2014
(unaudited)

							Additional	Common	Common stock
	Series A preferred stock		Series B preferred stock		Common stock		Paid In	Stock	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscriptions	Receivable	Deficit	Total
Balance, August 31, 2013	-	$-	-	$-	46,350,000	$46,350	$579,151	$-	$-	$(748,854)	$(123,353)
Series B preferred stock issued to acquire United States Treasury bond	-	-	49,999,995	50,000	-	-	(50,000)	-	-	-	-
Common stock issued in connection with issuance of convertible debt	-	-	-	-	1,000,000	1,000	144,000	-	-	-	145,000
Series A preferred stock issued for services rendered	5	-	-	-	-	-	183,385	-	-	-	183,385
Common stock issued as payment of settlement payable	-	-	-	-	1,107,680	1,108	114,414	-	-	-	115,522
Common stock issued in connection with forbearance agreement	-	-	-	-	500,000	500	42,000	-	-	-	42,500
Common stock issued for previous common stock subscription	-	-	-	-	500,000	500	(500)	-	-	-	-
Common stock issued in connection with subscription agreement	-	-	-	-	25,000,000	25,000	475,000	-	(500,000)	-	-
Common stock subscription received	-	-	-	-	-	-	-	112,500	-	-	112,500
Net loss	-	-	-	-	-	-	-	-	-	(1,978,517)	(1,978,517)
Balance, February 28, 2014	5	$-	49,999,995	$50,000	74,457,680	$74,458	$1,487,450	$112,500	$(500,000)	$(2,727,371)	$(1,502,963)

See the accompanying notes to the unaudited condensed consolidated financial statements

iTALK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Six months ended February 28,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,978,517)	$(31,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,997	-
Amortization of debt discount	926,656	-
Bad debt expense	80,065	-
Common stock issuable in connection with forbearance agreement	106,324
Liability for registration rights	155,080	-
Gain on change in derivative liabilities	(154,516)	-
Stock based compensation	197,021	-
Changes in operating assets and liabilities:
Accounts receivable	(80,065)	-
Prepaid expenses	(1,270)	-
Advances from stockholders/officers	-	-
Accounts payable and accrued expenses	123,314	15,767
Deferred revenue	50,199	-
Net cash used in operating activities	(512,712)	(16,198)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(625)	-
Net cash used in investing activities	(625)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscriptions	112,500	-
Proceeds from notes payable	150,000	-
Proceeds from convertible note payable	235,000	-
Proceeds from related party loans	-	15,000
Net cash provided by financing activities	497,500	15,000

Net decrease in cash	(15,837)	(1,198)
Cash, beginning of period	42,370	1,578

Cash, end of period	$26,533	$380

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$-	$-
Income taxes paid	$-	$-

Non cash investing and financing activities:
Common stock issued in payment of settlement payable	$115,522	$-
Common stock issued in connection with issuance of convertible debt	$145,000	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014
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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of August 31, 2013, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended February 28, 2014 are not necessarily indicative of results that may be expected for the year ended August 31, 2014. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended August 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on December 16, 2013.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $1,978,517 and $31,965 for the six month periods ended February 28, 2014 and 2013, respectively, accumulated deficit of $2,727,371 and total current liabilities in excess of current assets of $1,931,956 as of February 28, 2014.

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
FEBRUARY 28, 2014
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

Revenues are primarily derived from fees charged to terminate voice services over the Company’s network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue from each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s consolidated balance sheets as unearned revenue. As of February 28, 2014 and August 31, 2013, the Company recorded unearned revenue of $126,503 and $76,304, respectively.

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

Accounting for changes in the fair value of the derivative instruments depend on whether the derivative qualifies as hedge relationships and the types of relationships designated are based on the exposures hedged. At February 28, 2014 and August 31, 2013, the Company did not have any derivative instruments that were designated as hedges.

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014
 (unaudited)

Net Income (loss) per Common Share

The Company computes net income (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted net income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares were comprised of 16,319,364 shares issuable upon conversion of a convertible note payable and settlement obligation as of February 28, 2014. There were no common stock equivalents as of February 28, 2013.

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $20,009 and $28,000 for the three and six months ended February 28, 2014, respectively; and $-0- and $-0- for the three and six months ended February 28, 2013, respectively. The Company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014
 (unaudited)

Prepaid Expenses

From time to time, the Company issues shares of its common stock for services to be performed.  The fair value of the common stock is determined at the date of the contract for services and is amortized ratably over the term of the contract.  As of February 28, 2014 and August 31, 2013, prepaid expenses relating to stock based payments were $22,727 and $36,364, respectively.

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

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at February 28, 2014 and 2013 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the periods ended February 28, 2014 and 2013 related to losses incurred during such periods.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2014 and August 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014
 (unaudited)

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment as of February 28, 2014 and August 31, 2013 is summarized as follows:

	February 28, 2014	August 31, 2013
Computer equipment	$13,442	$12,817
Software	112,950	112,950
Total	126,392	125,767
Less: accumulated depreciation	(32,066)	(16,303)

	$94,326	$109,464

Depreciation for the three and six months ended February 28, 2014 was $10,117 and $15,764, respectively.  Depreciation of the three and six months ended February 28, 2013 was $-0- and $-0-, respectively.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets as of  February 28, 2014 and August 31, 2013 are summarized as follows:

	February 28,	August 31,
	2014	2013
Customer list	$270,000	$270,000
Domain names and trade-marks	132,000	132,000
Sub total	402,000	402,000
Less, accumulated amortization	(67,333)	(20,100)

Other intangibles, net of accumulated amortization	$334,667	$381,900

Customer lists, domain names and trade-marks acquired are amortized over their estimated useful lives of 5 years.  Amortization for the three and six months ended February 28, 2014 was $24,958 and $47,233, respectively, and $-0- and $-0- for the three and six months ended February 28, 2013.

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

Pursuant to the terms of the settlement agreement, the Company issued 343,808 shares of the Company’s common stock as a settlement fee and agreed to issue, in one or more tranches as necessary, that number of shares equal to $20,000 upon conversion to Common Stock at a conversion rate equal to 65% of the lowest closing bid price of the Common Stock during the ten trading days prior to the date the conversion is requested by IBC. The Company has identified the embedded derivatives related to the settlement agreement. These embedded derivatives included certain conversion features and reset provisions.

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014
 (unaudited)

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of settlement agreement and to fair value as of each subsequent reporting date which at February 28, 2014 was $561,916. At the inception of the settlement agreement, the Company determined the aggregate fair value of $631,220 of the embedded derivatives.

The fair value of the embedded derivatives at inception was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 229.31%, (3) weighted average risk-free interest rate of 0.12% %, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock from $0.1316 per share. The initial fair value of the embedded debt derivative of $631,220 was allocated as a debt discount up to the settlement agreement ($418,000) with the remainder ($213,220) charged to current period operations as interest expense. For the six months ended February 28, 2014, the Company amortized $418,000, due to the demand nature of the agreement ,to current period operations as interest expense. As of February 28, 2014 the gross balance of the settlement agreement was $348,000.

During the six months ended February 28, 2014, the Company issued an aggregate of 1,107,680 shares of its common stock as payment of $70,000 of the settlement payable.

At February 28, 2014, the fair value of the embedded derivatives of $561,916 was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 271.09%, (3) weighted average risk-free interest rate of 0.12% %, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock from $0.06 per share.

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

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On October 17, 2013, the Company issued an unsecured convertible note in the principal amount of $300,000 to Dutchess Opportunity Fund, II, LP ("Dutchess").  The Company received proceeds from the Note in the amount of $235,000.  The Note does not bear an interest rate, however, the Company is obligated to repay Dutchess $300,000 on or before November 30, 2013.  If the Company has not repaid the entire Note by the repayment date, it is obligated to pay Dutchess monthly amortization payments of $20,000 beginning on December 1, 2013.  As of February 28, 2014, no payments have been made and the convertible note currently is in default.

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

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of note and to fair value as of each subsequent reporting date which at February 28, 2014 was $312,214. At the inception of the note, the Company determined the aggregate fair value of $287,868 of the embedded derivatives.

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014
 (unaudited)

The fair value of the embedded derivatives at inception was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 229.67%, (3) weighted average risk-free interest rate of 0.33% %, (4) expected life of 2.00 years, and (5) estimated fair value of the Company’s common stock from $0.1350 per share. The initial fair value of the embedded debt derivative of $287,868 was allocated as a debt discount up to the net proceeds ($235,000) with the remainder ($52,868) charged to current period operations as interest expense. For the three and six months ended February 28, 2014, the Company amortized $300,000 (financing costs of $65,000 plus allocated conversion feature of $235,000) of $36,986 and $55,068 to current period operations as interest expense, respectively. As of February 28, 2014 the gross balance of the note payable was $300,000.

At February 28, 2014, the fair value of the embedded derivatives of $312,214 was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 271.09%, (3) weighted average risk-free interest rate of 0.33% %, (4) expected life of 1.72 years, and (5) estimated fair value of the Company’s common stock from $0.06 per share.

In addition, as an inducement to enter into the note, the Company issued 1,000,000 shares of common stock to Dutchess.  The Fair value of the inducement shares issued of $145,000 were charged to current period operations as interest expense during the six months ended February 28, 2014.

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

As of February 28, 2014, the Company is negotiating to issue shares of its common stock on a monthly basis as forbearance against the above defined registration rights agreement.  As such, the Company recorded as stock based payable the fair value of the Company’s common stock in aggregate of $106,324 representing the months of January and February 2014 as a charge to interest expense for current period operations.

NOTE 7 — DERIVATIVE LIABILITIES

As described in Notes 4 and 6 above, the Company has identified embedded derivatives in a settlement and note payables. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date which at February 28, 2014 was aggregate of $874,129.

During the six months ended February 28, 2014, the Company recorded an aggregate of $154,516 gain on change in fair value of derivative liabilities ($69,304 relating to settlement payable and $58,212 relating to convertible note payable).

NOTE 8 – STOCK BASED PAYABLE

In connection with the acquisition of Rocket VoIP, the Company is obligated to issue a remaining 95,000 shares of the Company’s common stock.  As such, the Company has recorded a stock based payable of $14,725 reflecting the fair value of the 95,000 shares of common stock at the date of the acquisition.

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014
 (unaudited)

In addition, as described in Note 6 above, the Company is obligated to issue an aggregate of 750,000 shares of its common stock as forbearance against a registration rights agreement associated with the convertible debt.  As such, the Company recorded as stock based payable the fair value of the Company’s common stock in aggregate of $106,324 representing the payable as a charge to interest expense for current period operations.

NOTE 9 – ADVANCES PAYABLE

As of February 28, 2014 and August 31, 2013, the Company has received advances, interest free and is due upon demand.

NOTE 10 – STOCKHOLDERS EQUITY

Preferred stock

As of February 28, 2014 and August 31, 2013, the Company the Company had authorized 50,000,000 shares of preferred stock authorized and outstanding.

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

In October 2013, the Company issued 5 shares of Series A Preferred Stock to David Levy, the Company’s Chief Executive Officer, for services rendered.  Since the Series A Preferred Stock has no conversion rights into common stock, the shares are not trading and lack marketability.  Accordingly, the Company charged operations for the issuance of the 5 shares of Series A Preferred Stock totaling $183,385 during the six months ended February 28, 2014.  The fair value was determined based upon an analysis of the Company’s common stock less various discount factors, including a lack of marketability.  Accordingly, Mr. Levy will exercise control over the Company on matters submitted to the stockholders for approval, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.

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

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014
 (unaudited)

On October 15, 2013, the Company issued 49,999,995 shares of its Series B Preferred Stock to acquire a 30 year 1934 Federal Reserve Gold Series Bearer Bonds (“U.S. government bonds”).  Previously, the holder of the US government bonds has attempted to redeem the bonds, including taking legal against the United States in Federal Court in order to redeem or monetize the financial instruments. The Series B Preferred Stock issuance was subject to a condition that the Company would receive no less than $1,000,000 gross proceeds from the U.S. government bond within sixty (60) days from the date of the agreement, which was October 7, 2013.  To date, the Company has been unable to receive any proceeds from the receipt of the U.S. government bonds..   The Company entered into an extension agreement to allow the holder of the bond and the Company until April 6, 2014 to consummate the transaction. The Company is negotiating an additional extension as of filing date.

While we can have no assurance that we will be able to achieve this goal, in the event we are unable to monetize the bond to a certain level the holder of the bond will be required to return to the Company all shares of the Company’s Series B Preferred Stock.  As of the date of the filing, the Company has not been able monetize the U.S. government bond and accordingly has deemed the issuance as not outstanding and recorded the par value of the issued Series B Preferred Stock of $50,000 as a charge to additional paid in capital.  In addition, the Company did not account for a derivative liability associated with excessive committed common shares at February 28, 2014 due to the incomplete nature of the transaction.

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

On February 28, 2014, the Company issued 25,000,000 shares of its common stock for a common stock subscription at $0.02 per share, aggregate of $500,000.

NOTE 11 – RELATED PARTY TRANSACTIONS

From January 1, 2007 to November 30, 2012, the Company paid its sole officer and director at the time, Ezra E. Ezra,  $100 per month for use of office space and services.  Ezra E. Ezra resigned from the Company on January 16,  2013.  As of February 28, 2014 and August 31,  2013  there was an  account  payable  -  related  party of $3,300 reflecting  unpaid rent.

As of  February 28, 2014 and August 31,  2013,  there  was a loan  payable  due to Ezra E. Ezra for $21,965,  which is non-interest  bearing with no specific  repayment terms and a loan payable due to David F. Levy for $15,000 which is non-interest bearing with no specific repayment terms.

Officer's  salaries  for the  David  Levy  and  Richard  Dea,  were not paid and accordingly  the Company has accrued their  salaries due under their  employment starting February 1, 2013. The two officers accrued amounts are $87,500 and $42,500 in aggregate as of February 28, 2014 and August 31, 2013, respectively.

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014
 (unaudited)

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

At February 28, 2014 and August 31, 2013, the Company has non-related party advances in aggregate of $50,000.  The advances are non-interest bearing and are payable upon demand.

NOTE 12 – CONTINGENCIES

Litigation

In connection with a litigation brought by IBC Funds (“IBC”) currently pending in the Circuit Court in the Twelfth Judicial Circuit in and for Sarasota County, Florida, Case No.: 2013 CA 7461 NC, on October 18, 2013 the Company entered into a settlement agreement with IBC in settlement of an aggregate of $418,000 of past-due obligations of the Company comprised of notes payable in aggregate of $380,928 and related accrued interest, which IBC had purchased from certain vendors of the Company pursuant to the terms of separate claim purchase agreements between IBC and each of such vendors, plus fees and costs.  Pursuant to the terms of the settlement agreement, the Company issued 1,107,680 shares of the Company’s common stock as a settlement fee and agreed to issue, in one or more tranches as necessary, that number of shares equal to $348,000 upon conversion to Common Stock at a conversion rate equal to 65% of the lowest closing bid price of the Common Stock during the ten trading days prior to the date the conversion is requested by IBC.  The Company has yet to issue all of the shares to IBC under the terms of the settlement agreement.

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014
 (unaudited)

NOTE 13 — FAIR VALUE MEASUREMENT

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

As of February 28, 2014 or August 31, 2013, the Company did not have any items that would be classified as level 1 or 2 disclosures.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed in notes 4 and 5. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Notes 4 and 6 are that of volatility and market price of the underlying common stock of the Company.

As of February 28, 2014 and August 31, 2013, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of February 28, 2014, in the amount of $874,129 has a level 3 classification.

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014
 (unaudited)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of February 28, 2014:

Derivative Liability

Balance, August 31, 2013	$-0-
Total (gains) losses
Initial fair value of derivative relating to settlement agreement	631,220
Initial fair value of derivative relating to convertible note payable	287,868
Initial fair value of derivative relating to registration rights agreement	155,079
Transfers out of Level 3 upon conversion	(45,522)
Mark-to-market at February 28, 2014:	(154,516)

Balance, February 28, 2014	$874,129

Net loss for the period included in earnings relating to the liabilities held at February 28, 2014	$154,516

NOTE 14 — SUBSEQUENT EVENTS

On February 27, 2014, subsequently funded March 2014, the Company issued a 12% unsecured convertible note for $30,000 due on demand bearing interest at 12% per annum due at maturity (demand).  The note is convertible into shares of the Company’s common stock, at any time, at 50% of the average of the three lowest bid prices of the Company’s common stock during ten trading days preceding conversion.

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

RESULTS OF OPERATIONS

Three months ended February 28, 2014 as compared to three months ended February 28, 2013

Revenue

	Three Months ended
	February 28,
Revenue	2014	2013
Network services
Revenue	$137,620	$-
Gross loss	$(8,549)	$-
Gross margin %	(6.2)%	-

Total
Revenue	$137,620	$-
Gross loss	$(8,549)	$-
Gross margin %	(6.2)%	-

Revenues

Total revenue increased by $137,620 to $ 137,620 during the three months ended February 28, 2014, as compared to $0 for the three months ended February 28, 2013.  The overall increase in revenue during 2014 as compared to fiscal 2013 is primarily attributable to revenue generated by acquisitions.

Network service revenue increased $137,620 during the three months ended February 28, 2014 as compared to 2013.  The increase is primarily attributable to the acquisition of ITG.

 We do anticipate that both new acquisitions and organic growth of existing acquisitions will be a continuing source of revenue in the future.

Deferred Revenue Backlog

At February 28, 2014, we have recorded deferred revenue of $ 126,503 that we expect to recognize throughout the next fiscal year. The majority of the deferred revenues recorded are being carried forward from fiscal 2013, which is a direct result of unused prepaid services purchased by our customers.

Cost of Services

Cost of revenues consist primarily of direct network services purchased from carriers under preferred bulk purchase agreements., Cost of revenues increased by $146,169 during the three months ended February 28, 2014 as compared to the three months ended February 28, 2013 cost of revenues of $ 0.

 We incur costs for software development performed by third party developers.  This development is contracted as work-for-hire.  Accordingly, copyrights to this development are exclusively the intellectual property of the Company.

Operating expenses

Selling, general and administrative

General and administrative expenses consist primarily of consulting services, stock based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses increased  to $144,395 during the three months ended February 28, 2014 as compared to $23,939 for the three months ended February 28, 2013. The increase during  2014 is primarily due to an increase in personnel related expenses and consulting services.

Research and development

During the three months ended February 28, 2014, research and development costs were $20,009 compared to $-0- for the same period last year. The Company's expenditures for research and development is dependent on available resources and future expenditures are expected to increase with additional financing.

Depreciation and amortization

Depreciation and amortization expenses during the three months ended February 28, 2014 increased to $35,075 as compared to $0 for the same period last year. We acquired certain intangible assets, primarily customers and domain names during the latter part of last fiscal year.  We are amortizing the purchase price of $109,464 over its estimated useful life of five years, which attributed to an increase in amortization expense in fiscal 2014.

Other income (expense)

Gain on change in fair value of derivative liabilities.

As of February 28, 2014, we issued a convertible note and entered into a settlement and registration rights agreement with anti-dilutive provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the three months ended February 28, 2013, we incurred a $1,134,280 gain on change in fair value of our derivative liabilities compared to a gain of $-0- the same period last year.

Interest expense

Interest expense was $210,249 in the three month period ended February 28, 2014 compared to interest expense of $-0- in the three month period ended in February 28, 2013, an increase of 100%. During the three months ended February 28, 2014, we incurred a non-cash interest expense of $36,986 from the amortization of debt discounts associated with our issued convertible note.  In addition,  during the three months ended February 28, 2014, we incurred $148,824 as forbearance against liquidated damages relating to a registration rights agreement entered into during the last quarter.

Net Income

Net income for the three months ended February 28, 2014 increased to $716,003 as compared to a loss of $(23,939) for the same period last year due to the factors described above.

Six months ended February 28, 2014 as compared to six months ended February 28, 2013

Revenue

	Six Months ended
	February 28,
Revenue	2014	2013
Network services
Revenue	$345,952	$-
Gross margin	$13,101	$-
Gross margin %	3.8%	-

Total
Revenue	$345,952	$-
Gross margin	$13,101	$-
Gross margin %	3.8%	-

Revenues

Total revenue increased by $345,952 to $345,952 during the six months ended February 28, 2014, as compared to $0 for the six months ended February 28, 2013.  The overall increase in revenue during 2014 as compared to fiscal 2013 is primarily attributable to revenue generated by acquisitions.

Network service revenue increased $345,952 during the six months ended February 28, 2014 as compared to 2013.  The increase is primarily attributable to the acquisition of ITG.

 We do anticipate that both new acquisitions and organic growth of existing acquisitions will be a continuing source of revenue in the future.

Deferred Revenue Backlog

At February 28, 2014, we have recorded deferred revenue of $ 126,503 that we expect to recognize throughout the next fiscal year. The majority of the deferred revenues recorded are being carried forward from fiscal 2013, which is a direct result of unused prepaid services purchased by our customers.

Cost of Services

Cost of revenues consist primarily of direct network services purchased from carriers under preferred bulk purchase agreements., Cost of revenues increased by $332,851 during the six months ended February 28, 2014 as compared to the six months ended February 28, 2013 cost of revenues of $ 0.

 We incur costs for software development performed by third party developers.  This development is contracted as work-for-hire.  Accordingly, copyrights to this development are exclusively the intellectual property of the Company.

Operating expenses

Selling, general and administrative

General and administrative expenses consist primarily of consulting services, stock based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses increased  to $797,762 during the six months ended February 28, 2014 as compared to $31,965 for the six months ended February 28, 2013. The increase during  2014 is primarily due to an increase in personnel related expenses and consulting services.

Research and development

During the six months ended February 28, 2014, research and development costs were $28,000 compared to $-0- for the same period last year. The Company's expenditures for research and development is dependent on available resources and future expenditures are expected to increase with additional financing.

Depreciation and amortization

Depreciation and amortization expenses during the six months ended February 28, 2014 increased to $62,997 as compared to $0 for the same period last year. We acquired certain intangible assets, primarily customers and domain names during the latter part of last fiscal year.  We are amortizing the purchase price of $109,464 over its estimated useful life of five years, which attributed to an increase in amortization expense in fiscal 2014.

Other income (expense)

Gain on change in fair value of derivative liabilities.

As of February 28, 2014, we issued a convertible note and entered into a settlement and registration rights agreement with anti-dilutive provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the six months ended February 28, 2013, we incurred a $154,516 gain on change in fair value of our derivative liabilities compared to a gain of $-0- the same period last year.

Interest expense

Interest expense was $1,257,375 in the six month period ended February 28, 2014 compared to interest expense of $-0- in the six month period ended in February 28, 2012, an increase of 100%. During the six months ended February 28, 2014, we incurred a non-cash interest expense of $473,068 from the set up and amortization of debt discounts associated with our issued convertible note and settlement agreement.  In addition,  during the six months ended February 28, 2014, we incurred $261,704 estimated liquidated damages relating to a registration rights agreement entered into during the last quarter and $145,000 representing the fair value of common stock we issued to extend the registration rights obligation to January 16, 2014.  Lastly, we incurred $298,265 interest due to derivative liability exceeding the net recorded value of our issued convertible note and our settlement agreement.

Net Loss

Net loss for the six months ended February 28, 2014 increased to $(1,978,517) as compared to a loss of $(31,965) for the same period last year due to the factors described above.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private offerings of our equity securities and issuance of convertible notes.

Working Capital

Our working capital deficit increased by $1,317,239 during the six months ended February 28, 2014 from a working capital deficit (current liabilities in excess of current assets) of $614,717 at August 31, 2013 to a working capital deficit of $1,931,956 at February 28, 2014. The increase in working capital deficit for the six months ended February 28, 2014 is due to a combination of reasons, of which the significant factors include:

●	Cash had a net decrease from working capital by $15,837 for the six months ended February 28, 2014. The most significant uses and proceeds of cash were:

■	Approximately $512,712 of cash consumed in operating activities;

■	Proceeds of $112,500 from subscriptions for the Company’s Common stock;

■	Proceeds of $385,000 from issuance of note payables

Total current assets of $51,036 and $79,239 as of February 28, 2014 and August 31, 2013, respectively, cash represented approximately 11% and 14% of the total assets as of February 28, 2014 and August 31, 2013, respectively.

Cash flow analysis

Cash used in operations was $512,712 during the six month period ended February 28, 2014. During the six month period ended February 28, 2014, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund operations and reducing our account payables.

Cash used for investing activities for the six months ended February 28, 2014 was $625 representing purchase of equipment.

Cash provided from financing activities was a total net proceeds of $112,500 from the sale of common stock subscriptions and  $385,000 from issuance of notes payable.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss from operations of $1,978,517 for the six month period ended February 28, 2014, accumulated deficit of $2,704,592 and total current liabilities in excess of current assets of $1,931,956 as of February 28, 2014.

As of February 28, 2014, the Company had $26,533 in cash and cash equivalents and $24,503 prepaid expenses. Current liabilities at February 28, 2014, including accounts payable, deferred revenue, accrued payroll liabilities, and other accrued expenses totaled $344,481, settlement payable of $348,000, notes payable of $205,068, stock based payable of $121,049, derivative liabilities of $874,129 and related party loans and advances of $90,265. At February 28, 2014, current assets were $51,036 and current liabilities $1,982,992.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2014, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In connection with a litigation brought by IBC Funds (“IBC”) currently pending in the Circuit Court in the Twelfth Judicial Circuit in and for Sarasota County, Florida, Case No.: 2013 CA 7461 NC, on October 18, 2013 the Company entered into a settlement agreement with IBC in settlement of an aggregate of $418,000 of past-due obligations of the Company comprised of notes payable in aggregate of $380,928 and related accrued interest, which IBC had purchased from certain vendors of the Company pursuant to the terms of separate claim purchase agreements between IBC and each of such vendors, plus fees and costs.  Pursuant to the terms of the settlement agreement, the Company issued 1,107,680 shares of the Company’s common stock as a settlement fee and agreed to issue, in one or more tranches as necessary, that number of shares equal to $348,000 upon conversion to Common Stock at a conversion rate equal to 65% of the lowest closing bid price of the Common Stock during the ten trading days prior to the date the conversion is requested by IBC.  The Company has yet to issue all of the shares to IBC under the terms of the settlement agreement.

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

ITALK INC.

Date: April 21, 2014	By:	/s/ David F. Levy
David F. Levy
President, Chief Executive Officer,
Secretary and Director (Principal Executive Officer)

Date: April 21, 2014	By:	/s/ Richard Dea
Richard Dea
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)