Form 10-Q
period 2014-05-31
iTalk Inc.
filed 2014-07-18
CIK 1373444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2014

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

As of  July 21, 2014, there were 91,753,531 shares of registrant’s common stock outstanding.

iTALK, INC.

ITEM 1. FINANCIAL STATEMENTS

iTALK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	May 31,	August 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$15,028	$42,370
Prepaid and other expenses	78,136	36,869

Total current assets	93,164	79,239

Property and equipment, net	84,210	109,464

Other assets:
Customer lists, net	216,000	256,500
Domain rights	99,197	125,400
Total other assets	315,197	381,900

Total assets	$492,571	$570,603

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$312,882	$131,734
Deferred revenue	104,565	76,304
Settlement payable	348,000	-
Notes payable	5,000	250,000
Convertible note payable, net of debt discount of $274,272	280,728	130,928
Stock based payable	19,725	14,725
Advances payable	50,000	50,000
Advances payable, related party	3,300	3,300
Loans payable, related party	36,965	36,965
Derivative liability	1,548,150	-
Total current liabilities	2,709,315	693,956

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value; 50,000,000 and -0- shares authorized; 50,000,000 and -0- shares issued and outstanding as of May 31, 2014 and August 31, 2013; respectively
Series A Preferred Stock, $0.001 par value; 5 and -0- shares designated, 5 and -0- shares issued and outstanding as of May 31, 2014 and August 31, 2013, respectively	-	-
Series B Preferred Stock, $0.001 par value; 49,999,995 and -0- shares designated, 49,999,995 and -0- shares issued; -0- and -0- shares outstanding as of May 31, 2014 and August 31, 2013, respectively	50,000	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 79,397,440 and 46,350,000 shares issued and outstanding as of May 31, 2014 and August 31, 2013, respectively	79,397	46,350
Additional paid in capital	1,482,511	579,151
Common stock subscriptions	112,500	-
Common stock subscription receivable	(350,343)	-
Accumulated deficit	(3,590,809)	(748,854)
Total stockholders' deficit	(2,216,744)	(123,353)

Total liabilities and stockholders' deficit	$492,571	$570,603

See the accompanying notes to the unaudited condensed consolidated financial statements

iTALK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three months ended May 31,		Nine months ended May 31,
	2014	2013	2014	2013
REVENUES:
Sales	$218,146	$5,720	$564,098	$5,720
Cost of sales	168,822	-	501,673	-

Gross (loss) profit	49,324	5,720	62,425	5,720

OPERATING EXPENSES:
Selling, general and administrative	293,645	177,398	1,091,407	201,165
Research and development expenses	7,000	9,551	35,000	9,551
Depreciation and amortization	35,068	-	98,065	-
Total operating expenses	335,713	186,949	1,224,472	210,716

Loss from operations	(286,389)	(181,229)	(1,162,047)	(204,996)

Other income (expense):
Loss on change in fair value of derivatives	(296,271)	-	(141,755)	-
Gain on settlement of debt	3,471	-	3,471	-
Interest expense	(284,249)	(539)	(1,541,624)	(539)

Loss before provision for income taxes	(863,438)	(181,768)	(2,841,955)	(205,535)

Provision for income taxes (benefit)	-	-	-	-

NET LOSS	$(863,438)	$(181,768)	$(2,841,955)	$(205,535)

Net loss per common share, basic and diluted	$(0.01)	$(0.00)	$(0.05)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	74,672,452	42,554,348	57,263,988	42,518,315

See the accompanying notes to the unaudited condensed consolidated financial statements

iTALK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED MAY 31, 2014
(unaudited)

	Series A preferred stock		Series B preferred stock		Common stock		Additional Paid In	Common Stock	Common stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscription	Receivable	Deficit	Total
Balance, August 31, 2013	-	$-	-	$-	46,350,000	$46,350	$579,151	$-	$-	$(748,854)	$(123,353)
Series B preferred stock issued to acquire United States Treasury bond	-	-	49,999,995	50,000	-	-	(50,000)	-	-	-	-
Common stock issued in connection with issuance of convertible debt	-	-	-	-	1,000,000	1,000	144,000	-	-	-	145,000
Series A preferred stock issued for services rendered	5	-	-	-	-	-	183,385	-	-	-	183,385
Common stock issued as payment of settlement payable	-	-	-	-	1,107,680	1,108	114,414	-	-	-	115,522
Common stock issued in connection with forbearance agreement	-	-	-	-	500,000	500	42,000	-	-	-	42,500
Common stock issued for previous common stock subscription	-	-	-	-	500,000	500	(500)	-	-	-	-
Common stock issued in connection with subscription agreement	-	-	-	-	25,000,000	25,000	475,000	-	(500,000)	-	-
Common stock issued as collateral in connection with legal proceedings	-	-	-	-	4,939,760	4,939	(4,939)	-	-	-	-
Common stock subscription received									149,657		149,657
Common stock subscription received	-	-	-	-	-	-	-	112,500	-	-	112,500
Net loss	-	-	-	-	-	-	-	-	-	(2,841,955)	(2,841,955)
Balance, May 31, 2014	5	-	49,999,995	$50,000	79,397,440	$79,397	$1,482,511	$112,500	$(350,343)	$(3,590,809)	$(2,216,744)

See the accompanying notes to the unaudited condensed consolidated financial statements

iTALK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Nine months ended May 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,841,955)	$(205,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98,065	-
Amortization of debt discount	1,310,064	-
Bad debt expense	80,065	-
Liability for registration rights	155,080	-
Loss on change in derivative liabilities	141,755	-
Stock based compensation	203,839	-
Changes in operating assets and liabilities:
Accounts receivable	(80,065)	-
Prepaid expenses	(61,721)	-
Advances from stockholders/officers	-	300
Accounts payable and accrued expenses	188,226	26,713
Deferred revenue	28,261	-
Net cash used in operating activities	(778,386)	(178,522)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(625)	(13,116)
Acquisition of Rocket VoLp	-	(15,000)
Payment towards acquisition of WQN	(5,488)	(170,000)
Net cash used in investing activities	(6,113)	(198,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock		-
Proceeds from common stock subscriptions	262,157	124,982
Proceeds from notes payable	155,000	250,000
Proceeds from advances		130,928
(Payments) proceeds from related party loans		(10,000)
Proceeds from convertible note payable	340,000	-
Proceeds from related party loans	-	-
Net cash provided by financing activities	757,157	495,910

Net decrease in cash	(27,342)	119,272
Cash, beginning of period	42,370	1,578

Cash, end of period	$15,028	$120,850

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$-	$-
Income taxes paid	$-	$-

Non cash investing and financing activities:
Series B preferred stock to acquire United States Treasury bond	$-	$-
Common stock issued in payment of settlement payable	$115,522	$-
Common stock issued in connection with issuance of convertible debt	$145,000	$-
Common stock issued as collateral in connection with legal proceedings	$4,939	$-
Common stock issued in connection with the pending acquisition for Rocket VoIP	$-	$460,000

See the accompanying notes to the unaudited condensed consolidated financial statements

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014
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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of August 31, 2013, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended May 31, 2014 are not necessarily indicative of results that may be expected for the year ended August 31, 2014. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended August 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on December 16, 2013.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $2,841,955 and $205,535 for the nine month periods ended May 31, 2014 and 2013, respectively, accumulated deficit of $3,590,809 and total current liabilities in excess of current assets of $2,616,151 as of May 31, 2014.

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

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014
 (unaudited)

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

Revenues are primarily derived from fees charged to terminate voice services over the Company’s network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue from each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s consolidated balance sheets as unearned revenue. As of May 31, 2014 and August 31, 2013, the Company recorded unearned revenue of $104,565 and $76,304, respectively.

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

In accordance with this authoritative guidance, the Company  recognized certain reset conversion features embedded in an issued a settlement agreement, convertible notes payable and registration rights agreement as derivative instruments at fair value.

Accounting for changes in the fair value of the derivative instruments depend on whether the derivative qualifies as hedge relationships and the types of relationships designated are based on the exposures hedged. At May 31, 2014 and August 31, 2013, the Company did not have any derivative instruments that were designated as hedges.

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014
 (unaudited)

Net Income (loss) per Common Share

The Company computes net income (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted net income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares were comprised of 70,041,958 shares issuable upon conversion of  convertible notes payable and settlement obligation as of May 31, 2014. There were no common stock equivalents as of May 31, 2013.

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $7,000 and $35,000 for the three and nine months ended May 31, 2014, respectively; and $-0- and $-0- for the three and nine months ended May 31, 2013, respectively. The Company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014
 (unaudited)

Prepaid Expenses

From time to time, the Company issues shares of its common stock for services to be performed.  The fair value of the common stock is determined at the date of the contract for services and is amortized ratably over the term of the contract.  As of May 31, 2014 and August 31, 2013, prepaid expenses relating to stock based payments were $15,909 and $36,364, respectively.

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

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at May 31, 2014 and 2013 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the periods ended May 31, 2014 and 2013 related to losses incurred during such periods.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2014 and August 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014
 (unaudited)

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment as of May 31, 2014 and August 31, 2013 is summarized as follows:

	May 31, 2014	August 31, 2013
Computer equipment	$13,442	$12,817
Software	112,950	112,950
Total	126,392	125,767
Less: accumulated depreciation	(42,182)	(16,303)

	$84,210	$109,464

Depreciation for the three and nine months ended May 31, 2014 was $10,116 and $25,879,  respectively.  Depreciation of the three and nine months ended May 31, 2013 was $-0- and $-0-, respectively.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets as of  May 31, 2014 and August 31, 2013 are summarized as follows:

	May 31,	August 31,
	2014	2013
Customer list	$270,000	$270,000
Domain names and trade-marks	137,488	132,000
Sub total	407,488	402,000
Less, accumulated amortization	(92,291)	(20,100)

Other intangibles, net of accumulated amortization	$315,197	$381,900

Customer lists, domain names and trade-marks acquired are amortized over their estimated useful lives of 5 years.  Amortization for the three and nine months ended May 31, 2014 was $24,952 and $72,186, respectively, and $-0- and $-0- for the three and nine months ended May 31, 2013.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014
 (unaudited)

On May 27, 2014, the Company issued 4,939,760 shares of its common stock as collateral in connection with the continuing litigation with IBC Funds (see Note 12).  The common stock was recorded at par value in the Company’s financial statements.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of settlement agreement and to fair value as of each subsequent reporting date which at May 31, 2014 was $604,532. At the inception of the settlement agreement, the Company determined the aggregate fair value of $631,220 of the embedded derivatives.

The fair value of the embedded derivatives at inception was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 229.31%, (3) weighted average risk-free interest rate of 0.12% %, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock from $0.1316 per share. The initial fair value of the embedded debt derivative of $631,220 was allocated as a debt discount up to the settlement agreement ($418,000) with the remainder ($213,220) charged to current period operations as interest expense. For the nine months ended May 31, 2014, the Company amortized $418,000, due to the demand nature of the agreement ,to current period operations as interest expense. As of May 31, 2014 the gross balance of the settlement agreement was $348,000.

During the nine months ended May 31, 2014, the Company issued an aggregate of 1,107,680 shares of its common stock as payment of $70,000 of the settlement payable.

At May 31, 2014, the fair value of the embedded derivatives of $604,532 was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 170.47%, (3) weighted average risk-free interest rate of 0.10% , (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock from $0.03 per share.

NOTE 5 – NOTE PAYABLE

On March 18, 2014, the Company issued an unsecured promissory note payable in the amount of $5,000 due June 1, 2014.  The interest on the promissory note is defined at $5,000 payable in the Company’s common stock, due at maturity, based on closing market price at the date of payment if the Company’s common stock is quoted on the Over-the-Counter Bulletin Board exchange. If the Company’s stock is not quoted on a national exchange, the number of shares issuable is defined at 50% of the lowest closing market price per share during the last twenty days of trading on a national exchange.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

Radican Notes

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

On March 31, 2014, at maturity, the Company has identified the embedded derivatives related to the above described notes. These embedded derivatives included certain conversion features and reset provisions.

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014
 (unaudited)

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the maturity date of notes and to fair value as of each subsequent reporting date which at May 31, 2014 was $170,134. At the inception of the settlement agreement, the Company determined the aggregate fair value of $181,588 of the embedded derivatives.

The fair value of the embedded derivatives at inception was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 170.26%, (3) weighted average risk-free interest rate of 0.05% %, (4) expected life of 0.25 year, and (5) estimated fair value of the Company’s common stock from $0.0743 per share. The initial fair value of the embedded debt derivative of $181,588 was allocated as a debt discount up to the settlement agreement ($150,000) with the remainder ($31,588) charged to current period operations as interest expense. For the nine months ended May 31, 2014, the Company amortized $150,000, due to the demand nature of the agreement ,to current period operations as interest expense. As of May 31, 2014 the gross balance of the notes were $150,000.

At May 31, 2014, the fair value of the embedded derivatives of $170,134 was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 170.47%, (3) weighted average risk-free interest rate of 0.04% , (4) expected life of 0.25 year, and (5) estimated fair value of the Company’s common stock from $0.03 per share.

Dutchess Opportunity Fund II, LP

On October 17, 2013, the Company issued an unsecured convertible note in the principal amount of $300,000 to Dutchess Opportunity Fund, II, LP ("Dutchess").  The Company received proceeds from the Note in the amount of $235,000.  The Note does not bear an interest rate, however, the Company is obligated to repay Dutchess $300,000 on or before November 30, 2013.  If the Company has not repaid the entire Note by the repayment date, it is obligated to pay Dutchess monthly amortization payments of $20,000 beginning on December 1, 2013.  As of May 31, 2014, no payments have been made and the convertible note currently is in default.

The note is immediately convertible into shares of the Company’s common stock, par value $.001, (the “Common Stock”) at the sole option of Dutchess.  At inception date, the conversion price was 90%  of the lowest volume weighted average price of the Common Stock during the 20 trading days immediately prior to a conversion notice from Dutchess to the Company. At May 31, 2013, the conversion rate was reduced to 40% due to the associated registration rights agreement (see below).

Since the Dutchess convertible note is in default, Dutchess has the right to secure a portion of the Company's assets as pledged collateral or elect to garnish revenue in order to repay the convertible note.  Dutchess can exercise its right to increase the face amount of the convertible note by ten percent (10%) as an initial penalty, and by ten percent (10%) for each subsequent default.   In addition, Duthcess may elect to increase the face amount of the convertible note by two and one-half percent (2.5%) per month paid as liquated damages, compounded daily.

The Company has identified the embedded derivatives related to the convertible note. These embedded derivatives included certain conversion features and reset provision.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of note and to fair value as of each subsequent reporting date which at May 31, 2014 was $610,962. At the inception of the note, the Company determined the aggregate fair value of $287,868 of the embedded derivatives.

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014
 (unaudited)

The fair value of the embedded derivatives at inception was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 229.67%, (3) weighted average risk-free interest rate of 0.33% %, (4) expected life of 2.00 years, and (5) estimated fair value of the Company’s common stock from $0.1350 per share. The initial fair value of the embedded debt derivative of $287,868 was allocated as a debt discount up to the net proceeds ($235,000) with the remainder ($52,868) charged to current period operations as interest expense. For the three and nine months ended May 31, 2014, the Company amortized $300,000 (financing costs of $65,000 plus allocated conversion feature of $235,000) of $37,808 and $92,877 to current period operations as interest expense, respectively. As of May 31, 2014 the gross balance of the note payable was $300,000.

At May 31, 2014, the fair value of the embedded derivatives of $610,962 was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 170.47%, (3) weighted average risk-free interest rate of 0..10% %, (4) expected life of 1.47 years, and (5) estimated fair value of the Company’s common stock from $0.03 per share.

In addition, as an inducement to enter into the note, the Company issued 1,000,000 shares of common stock to Dutchess.  The Fair value of the inducement shares issued of $145,000 were charged to current period operations as interest expense during the nine months ended May 31, 2014.

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

As of May 31, 2014, the conversion price of the Dutchess note has been reduced from 90% to 40%.  In addition, the Company has accrued $30,000 as liquidated damages.

JSJ Investments, Inc.

On February 27, 2014, the Company issued an unsecured 12% convertible note in the amount of $30,000,  a bearing interest at 12% per annum with both principal and interest due on August 27, 2014.  The Company has an option, subject to the approval and acceptance of the holder, to  pay the note in cash at a redemption premium of 150% of the principal amount.

The note is convertible into the Company’s common stock, at any time, at a conversion price of the lower of: i) 50% discount to the average three lowest bids on the ten trading days before the date the note was executed, or ii) 50% of the average of the three lowest bid prices during the ten trading days preceding the delivery of any conversion notice.

The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features and reset provisions.

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014
 (unaudited)
The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of note and to fair value as of each subsequent reporting date which at May 31, 2014 was $40,755. At the inception of the note, the Company determined the aggregate fair value of $51,353of the embedded derivatives.

The fair value of the embedded derivatives at inception was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 172.39%, (3) weighted average risk-free interest rate of 0.04% %, (4) expected life of 0.50 year, and (5) estimated fair value of the Company’s common stock from $0.062 per share. The initial fair value of the embedded debt derivative of $47,319 was allocated as a debt discount up to the settlement agreement ($30,000) with the remainder ($21,353) charged to current period operations as interest expense. For the nine months ended May 31, 2014, the Company amortized $15,414 to current period operations as interest expense. As of May 31, 2014 the gross balance of the note was $30,000.

At May 31, 2014, the fair value of the embedded derivatives of $40,755 was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 170.47%, (3) weighted average risk-free interest rate of 0.04% , (4) expected life of 0.25 year, and (5) estimated fair value of the Company’s common stock from $0.03 per share.

On April 1, 2014, the Company issued an unsecured 12% convertible note in the amount of $50,000,  a bearing interest at 12% per annum with both principal and interest due on October 1, 2014.  The Company has an option, subject to the approval and acceptance of the holder, to  pay the note in cash at a redemption premium of 150% of the principal amount.

The note is convertible into the Company’s common stock, at any time, at a conversion price of the lower of: i) 50% discount to the average three lowest bids on the twenty trading days before the date the note was executed, or ii) 50% of the average of the three lowest bid prices during the twenty trading days preceding the delivery of any conversion notice.

The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features and reset provisions.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of note and to fair value as of each subsequent reporting date which at May 31, 2014 was $70,600. At the inception of the note, the Company determined the aggregate fair value of $103,412 of the embedded derivatives.

The fair value of the embedded derivatives at inception was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 170.41%, (3) weighted average risk-free interest rate of 0.04%, (4) expected life of 0.50 year, and (5) estimated fair value of the Company’s common stock from $0.08 per share. The initial fair value of the embedded debt derivative of $97,634 was allocated as a debt discount up to the settlement agreement ($50,000) with the remainder ($53,412) charged to current period operations as interest expense. For the nine months ended May 31, 2014, the Company amortized $16,393 to current period operations as interest expense. As of May 31, 2014 the gross balance of the note was $50,000.

At May 31, 2014, the fair value of the embedded derivatives of $70,600 was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 170.47%, (3) weighted average risk-free interest rate of 0.04% , (4) expected life of 0.34 year, and (5) estimated fair value of the Company’s common stock from $0.03 per share.

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014
 (unaudited)

LG Capital Funding, LLC

On March 3, 2014, the Company issued an unsecured 8% convertible redeemable note in the amount of $25,000,  a bearing interest at 8% per annum with both principal and interest due on March 31, 2015.  The Company has an option, during the first 180 days, to  pay the note in cash at a redemption premium of 145% of the principal amount with any accrued interest.

The note is convertible into the Company’s common stock, after 180 days, at a conversion price at 45% discount to the lowest bid twenty trading days preceding the delivery of any conversion notice.

The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features and reset provisions.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of note and to fair value as of each subsequent reporting date which at May 31, 2014 was $51,166. At the inception of the settlement agreement, the Company determined the aggregate fair value of $41,396 of the embedded derivatives.

The fair value of the embedded derivatives at inception was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 171.22%, (3) weighted average risk-free interest rate of 0.12%, (4) expected life of 1.0 year, and (5) estimated fair value of the Company’s common stock from $0.061 per share. The initial fair value of the embedded debt derivative of $41,396 was allocated as a debt discount up to the settlement agreement ($25,000) with the remainder ($16,396) charged to current period operations as interest expense. For the nine months ended May 31, 2014, the Company amortized $6,044 to current period operations as interest expense. As of May 31, 2014 the gross balance of the note was $25,000.

At May 31, 2014, the fair value of the embedded derivatives of $51,166 was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 170.47%, (3) weighted average risk-free interest rate of 0.06% , (4) expected life of 0.76 year, and (5) estimated fair value of the Company’s common stock from $0.03 per share.

NOTE 7 — DERIVATIVE LIABILITIES

As described in Notes 4 and 6 above, the Company has identified embedded derivatives in a settlement and note payables. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date which at May 31, 2014 was aggregate of $1,548,150.

During the nine months ended May 31, 2014, the Company recorded an aggregate of $(141,755) loss on change in fair value of derivative liabilities ($43,084 gain relating to settlement payable and $(184,839) loss relating to convertible note payable).

NOTE 8 – STOCK BASED PAYABLE

In connection with the acquisition of Rocket VoIP, the Company is obligated to issue a remaining 95,000 shares of the Company’s common stock.  As such, the Company has recorded a stock based payable of $14,725 reflecting the fair value of the 95,000 shares of common stock at the date of the acquisition.

In addition, as described in Note 5 above, the Company is obligated to issue $5,000 in fair value of its common stock as interest in connection an issued note payable.  As such, the Company recorded as stock based payable of $5,000 representing the payable as a charge to interest expense for current period operations.

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014
 (unaudited)

NOTE 9 – ADVANCES PAYABLE

As of May 31, 2014 and August 31, 2013, the Company has received advances, interest free and is due upon demand.

NOTE 10 – STOCKHOLDERS EQUITY

Preferred stock

As of May 31, 2014 and August 31, 2013, the Company the Company had authorized 50,000,000 shares of preferred stock authorized and outstanding.

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

In October 2013, the Company issued 5 shares of Series A Preferred Stock to David Levy, the Company’s Chief Executive Officer, for services rendered.  Since the Series A Preferred Stock has no conversion rights into common stock, the shares are not trading and lack marketability.  Accordingly, the Company charged operations for the issuance of the 5 shares of Series A Preferred Stock totaling $183,385 during the nine months ended May 31, 2014.  The fair value was determined based upon an analysis of the Company’s common stock less various discount factors, including a lack of marketability.  Accordingly, Mr. Levy will exercise control over the Company on matters submitted to the stockholders for approval, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.

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

On October 15, 2013, the Company issued 49,999,995 shares of its Series B Preferred Stock to acquire a 30 year 1934 Federal Reserve Gold Series Bearer Bonds (“U.S. government bonds”).  Previously, the holder of the US government bonds has attempted to redeem the bonds, including taking legal against the United States in Federal Court in order to redeem or monetize the financial instruments. The Series B Preferred Stock issuance was subject to a condition that the Company would receive no less than $1,000,000 gross proceeds from the U.S. government bond within sixty (60) days from the date of the agreement, which was October 7, 2013.  To date, the Company has been unable to receive any proceeds from the receipt of the U.S. government bonds.

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014
 (unaudited)

Subsequent to May 31, 2014, the issued 49,999,995 shares of Series B Preferred Stock were returned to the Company, cancelling the above described transaction.

Common stock

As described in Note 6, the Company issued 1,000,000 shares of its common stock as an inducement to enter a convertible note payable

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

As described in Note 4 above, on May 27, 2014, the Company issued 4,939,760 shares of its common stock as collateral in connection with the continuing litigation with IBC Funds (see Note 12).  The common stock was recorded at par value in the Company’s financial statements.

NOTE 11 – RELATED PARTY TRANSACTIONS

From January 1, 2007 to November 30, 2012, the Company paid its sole officer and director at the time, Ezra E. Ezra,  $100 per month for use of office space and services.  Ezra E. Ezra resigned from the Company on January 16,  2013.  As of May 31, 2014 and August 31,  2013  there was an  account  payable  -  related  party of $3,300 reflecting  unpaid rent.

As of  May 31, 2014 and August 31,  2013,  there  was a loan  payable  due to Ezra E. Ezra for $21,965,  which is non-interest  bearing with no specific  repayment terms and a loan payable due to David F. Levy for $15,000 which is non-interest bearing with no specific repayment terms.

Officer's  salaries  for the  David  Levy  and  Richard  Dea,  were not paid and accordingly  the Company has accrued their  salaries due under their  employment starting February 1, 2013. The two officers accrued amounts are $95,000 and $42,500 in aggregate as of May 31, 2014 and August 31, 2013, respectively.

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

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014
 (unaudited)

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

At May 31, 2014 and August 31, 2013, the Company has non-related party advances in aggregate of $50,000.  The advances are non-interest bearing and are payable upon demand.

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

As described in Note 4 above, on May 27, 2014, the Company issued 4,939,760 shares of its common stock as collateral in connection with the continuing litigation with IBC Funds.  The common stock was recorded at par value in the Company’s financial statements.

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

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014
 (unaudited)

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

As of May 31, 2014 or August 31, 2013, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of May 31, 2014 and August 31, 2013, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of May 31, 2014, in the amount of $1,548,150 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of May 31, 2014:

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014
 (unaudited)

Derivative Liability

Balance, August 31, 2013	$-0-
Initial fair value of derivative relating to settlement agreement	631,220
Initial fair value of derivative relating to convertible notes payable	665,618
Initial fair value of derivative relating to registration rights agreement	155,079
Transfers out of Level 3 upon conversion	(45,522)
Loss on change in fair value of derivatives	141,755

Balance, May 31, 2014	$1,548,150

NOTE 14 — SUBSEQUENT EVENTS

On June 1, 2014, the Company issued 4,482,759 shares of its common stock in payment of investment banking advisory fees.

On June 4, 2014, the Company issued 166,666 shares of its common stock in settlement of note payable and related accrued interest.

On June 4, 2014, the Company issued an aggregate of 706,666 shares of its common stock in connection with investment banking services.

On June 16, 2014, the Company issued 7,000,000 shares of common stock in payment of $51,870 of settlement payable.

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

RESULTS OF OPERATIONS

Three months ended May 31, 2014 as compared to three months ended May 31, 2013

Revenue

	Three Months ended
	May 31,
Revenue	2014	2013
Network services
Revenue	$218,146	$5,720
Gross profit	$49,324	$-
Gross margin %	22.6%	100%

Revenues

Total revenue increased by $212,426 to $218,146 during the three months ended May 31, 2014, as compared to $5,720 for the three months ended May 31, 2013.  The overall increase in revenue during 2014 as compared to fiscal 2013 is primarily attributable to revenue generated by acquisitions.

Network service revenue increased $212,426 during the three months ended May 31, 2014 as compared to 2013.  The increase is primarily attributable to the acquisition of ITG.

 We do anticipate that both new acquisitions and organic growth of existing acquisitions will be a continuing source of revenue in the future.

 Deferred Revenue Backlog

At May 31, 2014, we have recorded deferred revenue of $ 104,565 that we expect to recognize throughout the next fiscal year. The majority of the deferred revenues recorded are being carried forward from fiscal 2013, which is a direct result of unused prepaid services purchased by our customers.

Cost of Services

Cost of revenues consist primarily of direct network services purchased from carriers under preferred bulk purchase agreements., Cost of revenues increased by $168,822 during the three months ended May 31, 2014 as compared to the three months ended May 31, 2013 cost of revenues of $ 0.

 We incur costs for software development performed by third party developers.  This development is contracted as work-for-hire.  Accordingly, copyrights to this development are exclusively the intellectual property of the Company.

Operating expenses

Selling, general and administrative

General and administrative expenses consist primarily of consulting services, stock based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses increased  to $293,645 during the three months ended May 31, 2014 as compared to $177,398 for the three months ended May 31, 2013. The increase during  2014 is primarily due to an increase in personnel related expenses and consulting services.

Research and development

During the three months ended May 31, 2014, research and development costs were $7,000 compared to $9,551 for the same period last year. The Company's expenditures for research and development is dependent on available resources and future expenditures are expected to increase with additional financing.

Depreciation and amortization

Depreciation and amortization expenses during the three months ended May 31, 2014 increased to $35,068 as compared to $0 for the same period last year. We acquired certain intangible assets, primarily customers and domain names during the latter part of last fiscal year.  We are amortizing the purchase price of $109,464 over its estimated useful life of five years, which attributed to an increase in amortization expense in fiscal 2014.

Other income (expense)

Loss on change in fair value of derivative liabilities.

As of May 31, 2014, we issued a convertible note and entered into a settlement and registration rights agreement with anti-dilutive provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the three months ended May 31, 2014, we incurred a $296,271 loss on change in fair value of our derivative liabilities compared to a loss of $-0- the same period last year.

Interest expense

Interest expense was $284,249 in the three month period ended May 31, 2014 compared to interest expense of $539 in the three month period ended in May 31, 2013, an increase of 100%. During the three months ended May 31, 2014, we incurred a non-cash interest expense of $267,084 from the amortization of debt discounts associated with our issued convertible note, net adjustment  for forbearance against liquidated damages relating to a registration rights agreement entered into during  the 2014 year.

Net Loss

Net loss for the three months ended May 31, 2014 increased to $(863,438) as compared to a loss of $(181,768) for the same period last year due to the factors described above.

Nine months ended May 31, 2014 as compared to nine months ended May 31, 2013

Revenue

	Nine Months ended
	May 31,
Revenue	2014	2013
Network services
Revenue	$564,098	$5,720
Gross margin	$62,425	$5,720
Gross margin %	11.1%	100%

Revenues

Total revenue increased by $558,378 to $564,098 during the nine months ended May 31, 2014, as compared to $5,720 for the nine months ended May 31, 2013.  The overall increase in revenue during 2014 as compared to fiscal 2013 is primarily attributable to revenue generated by acquisitions.

Network service revenue increased $558,378 during the nine months ended May 31, 2014 as compared to 2013.  The increase is primarily attributable to the acquisition of ITG.

 We do anticipate that both new acquisitions and organic growth of existing acquisitions will be a continuing source of revenue in the future.

Deferred Revenue Backlog

At May 31, 2014, we have recorded deferred revenue of $ 104,565 that we expect to recognize throughout the next fiscal year. The majority of the deferred revenues recorded are being carried forward from fiscal 2013, which is a direct result of unused prepaid services purchased by our customers.

Cost of Services

Cost of revenues consist primarily of direct network services purchased from carriers under preferred bulk purchase agreements., Cost of revenues increased by $501,673 during the nine months ended May 31, 2014 as compared to the nine months ended May 31, 2013 cost of revenues of $ 0.

 We incur costs for software development performed by third party developers.  This development is contracted as work-for-hire.  Accordingly, copyrights to this development are exclusively the intellectual property of the Company.

Operating expenses

Selling, general and administrative

General and administrative expenses consist primarily of consulting services, stock based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses increased  to $1,091,407 during the nine months ended May 31, 2014 as compared to $201,165 for the nine months ended May 31, 2013. The increase during  2014 is primarily due to an increase in personnel related expenses and consulting services.

Research and development

During the nine months ended May 31, 2014, research and development costs were $35,000 compared to $9,551 for the same period last year. The Company's expenditures for research and development is dependent on available resources and future expenditures are expected to increase with additional financing.

Depreciation and amortization

Depreciation and amortization expenses during the nine months ended May 31, 2014 increased to $98,065 as compared to $0 for the same period last year. We acquired certain intangible assets, primarily customers and domain names during the latter part of last fiscal year.  We are amortizing the purchase price of $109,464 over its estimated useful life of five years, which attributed to an increase in amortization expense in fiscal 2014.

Other income (expense)

Loss on change in fair value of derivative liabilities.

As of May 31, 2014, we issued convertible notes and entered into a settlement and registration rights agreement with anti-dilutive provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the nine months ended May 31, 2014, we incurred a $(141,755) loss on change in fair value of our derivative liabilities compared to a loss of $-0- the same period last year.

Interest expense

Interest expense was $1,541,624 in the nine month period ended May 31, 2014 compared to interest expense of $539  in the nine month period ended in May 31, 2013, an increase of 100%. During the nine months ended May 31, 2014, we incurred a non-cash interest expense of $1,310,064 from the set up and amortization of debt discounts associated with our issued convertible notes and settlement agreement.  In addition,  during the nine months ended May 31, 2014, we incurred $155,080 estimated liquidated damages relating to a registration rights agreement entered into during in current year.

Net Loss

Net loss for the nine months ended May 31, 2014 increased to $(2,841,955) as compared to a loss of $(205,535) for the same period last year due to the factors described above.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private offerings of our equity securities and issuance of convertible notes.

Working Capital

Our working capital deficit increased by $2,001,434 during the nine months ended May 31, 2014 from a working capital deficit (current liabilities in excess of current assets) of $614,717 at August 31, 2013 to a working capital deficit of $2,616,151 at May 31, 2014. The increase in working capital deficit for the nine months ended May 31, 2014 is due to a combination of reasons, of which the significant factors include:

●	Cash had a net decrease from working capital by $27,342 for the nine months ended May 31, 2014. The most significant uses and proceeds of cash were:

■	Approximately $778,386 of cash consumed in operating activities;

■	Proceeds of $262,157 from subscriptions for the Company’s Common stock;

■	Proceeds of $495,000 from issuance of note payables

Total current assets of $93,164 and $79,239 as of May 31, 2014 and August 31, 2013, respectively, cash represented approximately 3% and 7% of the total assets as of May 31, 2014 and August 31, 2013, respectively.

Cash flow analysis

Cash used in operations was $778,386 during the nine month period ended May 31, 2014. During the nine month period ended May 31, 2014, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund operations and reducing our account payables.

Cash used for investing activities for the nine months ended May 31, 2014 was $625 representing purchase of equipment and $5,488 towards acquisition of intangible assets.

Cash provided from financing activities was a total net proceeds of $262,157 from the sale of common stock subscriptions and  $495,000 from issuance of notes payable.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported a net loss from operations of $2,841,955 for the nine month period ended May 31, 2014, accumulated deficit of $3,590,809 and total current liabilities in excess of current assets of $2,616,151 as of May 31, 2014.

As of May 31, 2014, the Company had $15,028 in cash and cash equivalents and $78,136 prepaid expenses. Current liabilities at May 31, 2014, including accounts payable, deferred revenue, accrued payroll liabilities, and other accrued expenses totaled $417,447, settlement payable of $348,000, notes payable of 285,728, stock based payable of $19,725, derivative liabilities of $1,548,150 and related party loans and advances of $90,265. At May 31, 2014, current assets were $93,164 and current liabilities $2,709,315.

The Company does not have significant revenues from operations and will be dependent on funds raise to satisfy its ongoing capital requirements for at least the next 12 months. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion or respond to competitive pressures, any of these circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

Management expects that global economic conditions will continue to present a challenging operating environment through 2014. To the extent permitted by working capital resources, management intends to continue making targeted investments in strategic operating and growth initiatives. Working capital management will continue to be a high priority for 2015.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2014, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In connection with a litigation brought by IBC Funds (“IBC”) currently pending in the Circuit Court in the Twelfth Judicial Circuit in and for Sarasota County, Florida, Case No.: 2013 CA 7461 NC, on October 18, 2013 the Company entered into a settlement agreement with IBC in settlement of an aggregate of $418,000 of past-due obligations of the Company comprised of notes payable in aggregate of $380,928 and related accrued interest, which IBC had purchased from certain vendors of the Company pursuant to the terms of separate claim purchase agreements between IBC and each of such vendors, plus fees and costs.  Pursuant to the terms of the settlement agreement, the Company issued 1,107,680 shares of the Company’s common stock as a settlement fee and agreed to issue, in one or more tranches as necessary, that number of shares equal to $348,000 upon conversion to Common Stock at a conversion rate equal to 65% of the lowest closing bid price of the Common Stock during the ten trading days prior to the date the conversion is requested by IBC.  The Company has yet to issue all of the shares to IBC under the terms of the settlement agreement. On May 27, 2014, the Company issued 4,939,760 shares of its common stock as collateral in connection with the continuing litigation with IBC Funds.

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

ITALK INC.

Date: July 21, 2014	By:	/s/ David F. Levy
David F. Levy
President, Chief Executive Officer,
Secretary and Director (Principal Executive Officer)

Date: July 21, 2014	By:	/s/ Richard Dea
Richard Dea
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)