Form 10-K
period 2014-08-31
iTalk Inc.
filed 2015-01-05
CIK 1373444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended: August 31, 2014

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 2014, the last business day of the registrant's fiscal year, was approximately $1,112,495 based on the closing price reported on such date of the registrant's common stock.

As of December 29, 2014, the number of outstanding shares of the registrant's common stock was 201,465,983.

	Table of Contents

	PART I

Item 1.	Description of Business	4
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments
Item 2.	Description of Property	9
Item 3.	Legal Proceedings	9
Item 4.	Mine Safety Disclosures	10

	PART II

Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Select Financial Data	11
Item 7.	Management’s Discussion and Analysis and Results of Operations	12
Item 7a.	Quantitative and Qualitative Disclosures About Management Risk	16
Item 8.	Financial Statements and Supplementary Data	17
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	17
Item 9A(T).	Controls and Procedures	17
Item 9B.	Other Information	18

	PART III

Item 10.	Directors, Executive Officers, and Corporate Governance	19
Item 11.	Executive Compensation	20
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	20
Item 13.	Certain Relationships and Related Transactions, and Director Independence	21
Item 14.	Principal Accountant Fees and Services	21

	PART IV
Item 15.	Exhibits
	Signature

EX-21.1	Subsidiaries of the Registrant
EX-F.2	Consent of Independent Registered Public Accounting Firm
EX-31.1	Chief Financial Officer Certification Pursuant to Section 302
EX-31.2	Chief Financial Officer Certification Pursuant to Section 302
EX-32.1	Chief Executive Officer Certification Pursuant to Section 906
EX-32.2	Chief Financial Officer Certification Pursuant to Section 906

EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

PART I

ITEM 1.                      BUSINESS.

Company Overview

iTalk, Inc. (iTalk, Inc and its business are hereinafter collectively referred to as “iTalk”, the “Company”, “We” or “Our” unless otherwise noted). We are a Nevada corporation formed in October 1988 under the name SOPAC Cellular Solutions, Inc. In May 2012, we changed our name to iTalk, Inc. Our executive offices are located at 2400 W Cypress Creek Road, Suite 111, Fort Lauderdale, Florida 33309.

Business

The Company designs and develops retail voice and data communications services and integrates these services with wireless hardware devices to create new and more cost effective and productive communication solutions.  The Company’s services are primarily marketed through the Internet under several proprietary domain names.

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

Revenue Sources

The Company’s core businesses receive sales revenues through credit card charges for prepaid communications services processed and paid by American Express ,VISA and GlobalPay.  The Company’s services are delivered over the Internet and terminated though third party carriers.

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
MYDATAHOTSPOT.COM

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

Our Strategy

Our strategy incorporates a blend of organic growth and complementary acquisitions.  As the market continues to intensify for the solutions we offer, it is evident that customers are seeking a single sourced, lower cost, less complex way of calling, texting and accessing the Web.  It is iTalk’s strategy to be the low cost provider in its market segments.

MOBILE BROADBAND

The Company is launching secure nationwide mobile broadband wireless data transmission services primarily under the iData brand. We offer low cost, no contract, mobile broadband with data plans. Customers will be able to choose the data plan that best meets their particular needs at a competitive monthly service charge. Our low cost broadband plans will give more people the opportunity to experience the benefits of broadband on the go. Our iData service is offered primarily through the use of a personal mobile hotspot - the iData MiFi Mobile Hotspot that can connect up to 5 Wi-Fi enabled devices.

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

We intend to use a variety of sales channels to attract new subscribers of enhanced mobile broadband services and telecommunications, including:

●	direct telesales through representatives whose efforts focus on marketing and selling to consumers, businesses, and government;
●	major distribution network partners, brick and mortar retail stores, local and national non-affiliated dealers, independent contractors, focusing on sales to the consumer market and businesses; and
●	subscriber convenient channels, such as web sales, with a focus on commission based programs through affiliate marketing, email marketing, and strategic partnerships.

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

Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have more difficulties raising capital for our existing operations than for a new business opportunity. We have not entered into any formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-Kwith the Securities and Exchange Commission. If we are unable to secure adequate capital to continue our business or alternatively, complete a combination or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

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

          In their report dated December 23, 2014, our independent registered public accounting firm stated that our consolidated financial statements for the year ended August 31, 2014 were prepared assuming that we would continue as a going concern. However, they expressed substantial doubt about our ability to do so. The Company has experienced an accumulated deficit of $3,227,161 as of August 31, 2014, including a net loss of $2,478,307 for the year ended August 31, 2014. We also had a working capital deficit of $2,246,029 at August 31, 2014 and cash on hand of $42,870. We also expect to incur additional losses for at least the first quarter of fiscal 2014-2015.

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

If we issue additional shares in the future, it will result in the dilution of our existing stockholders.

We have and may continue to experience substantial dilution.  Our articles of incorporation authorize the issuance of up to 500,000,000 shares of common stock with a par value of $0.001 per share.  We have filed a preliminary Schedule 14C with the Securities and Exchange Commission to increase the authorized of our common stock to 1,500,000,000. If and when such increased in implemented, our Board of Directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements through convertible notes or other dilutive instruments. The immediate purpose for increasing the authorized shares is to provide enough shares required for the conversion of outstanding convertible notes and for the Company to potentially enter into additional convertible notes or similar instruments. Specifically, in addition to the 201,465,983 shares of common stock which are currently outstanding, we have reserved 181,474,124 shares of our common stock for the potential conversion of an aggregate of $115,000.00 convertible debt which we currently have outstanding.  The issuance of any such shares may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders.

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

Intellectual property and proprietary rights of others may prevent us from using the technology necessary to provide our services and may subject us to expensive intellectual property.

          If a court determines that the technology necessary for us to provide our services infringes a patent held by another person, and if that person is unwilling to grant us a license on acceptable terms, we may be ordered not to use the technology. We may also be ordered to pay significant monetary damages to the patent-holder. If we are ordered not to use the technology, we may be forced to cease offering services that depend on such use. In the event that a claim of infringement is brought against us based on the use or sale of our technology, or against any of our customers based on the use of our technology, which we have agreed to indemnify our customers against, we may be subject to litigation to determine whether there is an infringement. Such litigation is expensive and distracting to our business and operations, regardless of the outcome of the suit.

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

Because our Chief Executive Officer owns 5 shares of our Series A Preferred Stock, he effectively retains voting control over our Company regardless of the number of shares of common stock that are issued.

Mr. Levy, our Chief Executive Officer and member of our Board of Directors, owns 5 shares of our Series A Preferred Stock. The Series A Preferred Stock owned by Mr. Levy insures that he will have effect voting control on all matters brought up for vote of shareholders including, but not limited to, the election of our directors and for any acquisition or merger transaction involving the Company. A holder of a share of Series A Preferred Stock is entitled to voting rights equal to two (2) times the sum of: i) the total number of shares of Common Stock which are issued and outstanding at the time of voting, plus ii) the total number of shares of any Preferred Stock which are issued and outstanding at the time of voting. Such control by Mr. Levy could be detrimental to our remaining shareholders, who would have little to say in regard to votes by our shareholders and effectively prevents Mr. Levy from be removed as an officer or director.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this item.

ITEM 2.                         PROPERTY.

Our headquarters are located in Fort Lauderdale, Florida.  We occupy 1,300 square feet of office space pursuant to a revolving 6-month lease and option to expand our space at a current monthly rate of $ 1,750.  We believe we have sufficient space and expansion capacity to sustain our growth through 2016.

ITEM 3.                         LEGAL PROCEEDINGS.

On October 18, 2013, the Circuit Court in the 12th Judicial Circuit in and for Sarasota County, Florida (the “Court”), entered an Order Granting Approval of Settlement Agreement (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a Settlement Agreement (the “Settlement Agreement”) between the Company and IBC Funds, LLC, a Nevada limited liability company (“IBC”), in the matter entitled IBC Funds, LLC v. iTalk Inc., Case No. 2013 CA 7461 NC (the “Action”). IBC commenced the Action against the Company on October 16, 2013 to recover an aggregate of $418,000 of past-due obligations of the Company, which IBC had purchased from certain vendors of the Company pursuant to the terms of separate claim purchase agreements between IBC and each of such vendors, plus fees and costs (the “Claim”). The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding upon the Company and IBC upon execution of the Order by the Court on October 18, 2013. The debt amount was reduced by $$130,928, as of September 11, 2014 by default cancelation.

Pursuant to the terms of the Settlement Agreement approved by the Order, on October 21, 2013, the Company issued $1,107,680 shares of the Company’s common stock as a settlement fee and agreed to issue, in one or more tranches as necessary, that number of shares equal to $70,000 upon conversion to Common Stock at a conversion rate equal to 65% of the lowest closing bid price of the Common Stock during the ten trading days prior to the date the conversion is requested by IBC. The remaining debt balance in the amount of $287,072 has been fully satisfied as of November 2014.

On November 21, 2014, on the 17th Judicial Circuit Court in and Broward County, Florida (the Court 1”), a Contract and Indebtedness lawsuit was filed by TCA Global Credit Master Fund, L.P. against the company. It commenced an action against the company to recover an aggregate dollar amount of $395,623.04.

PART II

ITEM 4.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for common stock

Our common stock currently trades on the OTC Bulletin Board under the symbol “TALK.” The following table sets forth for the periods indicated the high and low closing prices of our common stock.

	High	Low
Fiscal 2013 -14
Quarter Ended August 31, 2014	$0.01	$0.01
Quarter Ended May 31, 2014	$0.03	$0.03
Quarter Ended February 28, 2014	$0.06	$0.06
Quarter Ended November 30, 2013	$0.08	$0.08
Fiscal 2012-13
Quarter Ended August 31, 2013	$0.23	$0.18
Quarter Ended May 31, 2013	$0.98	$0.85
Quarter Ended February 29, 2013	N/A	N/A
Quarter Ended November 30, 2012	N/A	N/A

The quotations provided herein may reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not represent actual transactions.

Our common stock trades on the OTC Bulletin Board currently operated by FINRA, under the symbol TALK. Historically and currently, our common stock was and is classified as a penny stock.

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

Holders of Record

As of December 29, 2014, there were approximately 57 registered holders of record of our common stock and 201,465,983 shares outstanding.

On November 14, 2014, we filed a preliminary Schedule 14C with the Securities and Exchange Commission to amend our Articles of Incorporation to increase our authorized number of shares of common stock from 500,000,000 to 1,500,000,000.  As of the date of the filing of this Form 10-K, we have not filed a definitive Schedule 14C or effectuated the increase in authorized

iTalk Purchases of Equity Securities

The Company’s Board of Directors authorized no stock repurchases during the year ended August 31, 2014.

Dividends

The Company’s Board of Directors paid no dividends during the year ended August 31, 2014.

Sale of Unregistered Securities

In October 2013, the Company issued 1,000,000 shares of its common stock as an inducement to enter a bridge financing agreement.

In October, 2013, the Company issued an aggregate of 1,107,680 shares of common stock in conversion of $65,000 of settlement agreement.

In February 2014, the Company issued 25,000,000 shares of its common stock in a regulation S transaction

In May 2014, the Company issued 4,939,760 shares of common stock in conversion of settlement agreement.

In June 2014, the Company issued 12,482,759 shares of common stock in conversion of debt.

In June 2014, the Company issued 873,332 shares of common stock for services.

In July 2014, the Company issued 14,000,000 shares of common stock in conversion of debt.

In August 2014, the Company issued 4,995,923 shares of common stock for repayment of debt.

In August 2014, the Company issued 500,000 shares of common stock for services.

In September 2014, the Company issued 10,028,669 shares of common stock for repayment of debt.

In October of 2014, the Company issued 50,599,218 shares of common stock for repayment of debt

In November of 2014, the Company issued 29,588,642 shares of common stock for repayment of debt

In December of 2014, the Company issued 37,430,082 shares of common stock for repayment of debt

On September 16, 2014, the Company issued an unsecured 8% convertible redeemable note in the amount of $53,000, bearing interest at 8% per annum with both principal and interest due on June 18, 2015 to KBM Worldwide, Inc.  The Company has an option, during the first 180 days, to pay the note in cash at a redemption premium of 145% of the principal amount with any accrued interest and to pay interest on the unpaid principal balance hereof at the rate of eight percent (8%) per annum from the date hereof until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. This Note may not be prepaid in whole or in part except as otherwise explicitly set forth herein. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed.

On October 14, 2014, the Company issued an unsecured 8% convertible redeemable note in the amount of $12,500, due on April 14, 2015 to Beaufort Capital Partners, LLC.  The note is convertible at a discount of 45% to the Company’s current market price per share.

ITEM 6.                      SELECT FINANCIAL DATA

Summary of Operations for the years ended August 31, 2014 and 2013.
	Year Ended August 31,
Statement of Operations	2014	2013
Revenue	$757,583	$195,339
Cost of revenues	728,176	219,600
Gross profit	29,407	(24,261)
Operating costs	1,896,056	613,148
Operating income	(1,866,649)	(637,409)
Interest income(expense), net	(611,658)	(17,988)
Income tax expense		-
Income from operations	$(2,478,307)	$(655,397)

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

2014 Overview

For the year ended August 31, 2014, total revenue increased to $757,583 from $195,339 in fiscal 2013. The overall increase in revenue during fiscal 2014 is entirely due to new revenue from network services from acquisitions.

For the year ended August 31, 2014, operating expenses increased to $1,896,056 as compared to $ 613,148 in fiscal 2013.  The increase in operating expenses in fiscal 2014 as compared to fiscal 2013 is primarily related to cost of network services initiated from operations of acquisitions.

Our net loss in fiscal 2014 increased to $2,478,307 compared to $655,397 in fiscal 2013. In fiscal 2014 we accumulated net operating loss carry forwards and have recorded no provision for income tax.

Results of Operations

Comparison of results of operations for the yearts ended August 31, 2014 and 2013

	Year ended August 31,
	2014	2013
Reeveunue
Network Services
Revenue	$757,583	$195,339
Gross margin	$59,407	$(24,261)
Gross margin %	3.9%	-12.4%

Total
Revenue	$757,583	$195,339
Gross margin	$29,407	$(24,261)
Gross margin %	3.90%	-12.40%

Revenues

Total revenue increased by $562,244 to $ 757,583 during the year ended August 31, 2014, as compared to $195,339 in fiscal 2013.  The overall increase in revenue during fiscal 2014 as compared to fiscal 2013 is primarily attributable to revenue generated by acquisitions.

Network service revenue increased $562,244 during the year ended August 31, 2014 as compared to fiscal 2013.  The increase is primarily attributable to the acquisition of ITG.

 We do anticipate that both new acquisitions and organic growth of existing acquisitions will be a continuing source of revenue in the future.

2014 Deferred Revenue Backlog

At August 31, 2014, we have recorded deferred revenue of $104,565 that we expect to recognize throughout the next fiscal year. The majority of the deferred revenues recorded are being carried forward from 2014, which is a direct result of unused prepaid services purchased by our customers.

Cost of Services

Cost of revenues consist primarily of direct network services purchased from carriers under preferred bulk purchase agreements. Cost of revenues increased by $558,064 during the year ended August 31, 2014 as compared to fiscal 2013 revenues of $170,112.

We incur costs for software development performed by third party developers.  This development is contracted as work-for-hire.  Accordingly, copyrights to this development are exclusively the intellectual property of the Company.

General and Administrative Expense

General and administrative expenses consist primarily of consulting services, stock based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses increased $1,679,988 during the year ended August 31, 2014 as compared to fiscal 2013.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of consulting services, stock based compensation, sales commissions, sales consultants, advertising expenses, and marketing expenses. Sales and marketing expenses for the year ended August 31, 2014 increased by $1,272,178 as compared to fiscal 2013.

Litigation Expenses

Litigation expenses were incurred during the year ended August 31, 2014 in the amount of $ 31,500.

Depreciation and Amortization

Depreciation and amortization expenses during the year ended August 31, 2014 increased to $1,311 as compared to $36,403 during fiscal 2013. We acquired certain intangible assets, primarily customers and domain names during the year, We are amortizing the purchase price of $109,464 over its estimated useful life of five years, which attributed to an increase in amortization expense in fiscal 2013.

Interest Income, Net
None.

Income Taxes

During the year ended August 31, 2014, the Company had a net loss and, accordingly, incurred or paid no state or federal income taxes.

Net Income/Loss

Net loss for the year ended August 31, 2014 increased to $2,478,307 as compared to $655,397 in fiscal 2012.  The increase in net deficit is primarily due to increases in costs associated with incorporating and stabilizing the operations of acquisitions.

Liquidity and Capital Resources

As of August 31, 2014, the Company had $42,870 in cash and cash equivalents and $0 net accounts receivable. Current liabilities at August 31, 2014, including accounts payable, deferred revenue, accrued payroll liabilities, and other accrued expenses totaled $335,407. At August 31, 2014, current assets were $114,187 and current liabilities $2,360,216.

We manage our cash flow carefully with the intent to meet our obligations from cash generated from operations. There can be no assurance that cash generated from operations will be sufficient to fund our operating expenses, to allow us to continue paying dividends, or meet our other obligations, and there is no assurance that debt or equity financing will be available, or if available, that such financing will be upon terms acceptable to us.  The Company believes it has sufficient cash to fund its operations for the next twelve months.  However, should we need to raise additional capital, either for business expansion reasons and / or to meet certain debt obligations, the Company may opt to issue additional equity securities.

Working Capital

Our working capital deficit increased by $1,631,312 during the year ended August 31, 2014 from a working capital deficit (current liabilities in excess of current assets) of $614,717 at August 31, 2013 to a working capital deficit of $2,246,029 at August 31, 2014. The increase in working capital deficit for the year ended August 31, 2014 is due to a combination of reasons, of which the significant factors include:

●	Cash had a net decrease from working capital by $27,342 for the nine months ended May 31, 2014. The most significant uses and proceeds of cash were:

●	Approximately $1,262,586 of cash consumed in operating activities;

●	Proceeds of $112,500 from subscriptions for the Company’s Common stock;

●	Proceeds of $1,149,961 from issuance of note payables

Total current assets of $114,187 and $79,239 as of August 31, 2014 and August 31, 2013, respectively, cash represented approximately 30% and 13% of the total assets as of August 31, 2014 and August 31, 2013, respectively.

Cash flow analysis

Cash used in operations was $1,262,586 during the year period ended August 31, 2014. During the year ended August 31, 2014, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund operations and reducing our account payables.

Cash used for investing activities for the year ended August 31, 2014 was $625 representing purchase of equipment.

Cash provided from financing activities was a total net proceeds of $1,149,961 from the sale of common stock subscriptions and  $112,500 from issuance of notes payable.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value.

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (FDIC) covers $250,000 for substantially all depository accounts and temporarily provides unlimited coverage through December 31, 2014 for certain qualifying and participating non-interest bearing transaction accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of August 31, 2014, the Company had $42,870, which did not exceed these insured amounts.

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

Deferred Costs

For all prepaid customer sales, the Company defers the recognition of revenue and also defers the associated costs, such as direct network services supplied by third party network carriers.

Property and Equipment

              Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. The range of estimated useful lives used to calculate depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation / Amortization Period
Furniture, fixtures and equipment	3 to 5 years
Computer equipment and purchased software	3 years
Machinery and equipment	3 to 5 years
Leasehold Improvements	4 to 7 years

Earnings per Share

We calculate earnings per share in accordance with the authoritative guidance for earnings per share, which requires that basic net income per common share be computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares, such as convertible preferred stock, outstanding during the period.

Allowance for Doubtful Accounts

Most of the Company’s revenue is derived from prepaid charges to customer credit cards.  At this time, the Company does not offer unsecured credit to customers.  Accordingly, the Company’s financial statements make no allowance for doubtful accounts.

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

Income Taxes

We comply with FASB ASC No. 740 – Income Taxes (formerly SFAS No. 109, “Accounting for Income Taxes”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.  For any uncertain tax positions, we recognize the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. Our policy regarding the classification of interest and penalties is to classify them as income tax expense in our financial statements, if applicable.  The tax returns for the prior three years are generally subject to review by federal and state taxing authorities.

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

Fair Value Measurements

As of August 31, 2014 and 2013, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.

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

           We do not believe that we face material market risk with respect to our cash, cash equivalents and restricted cash investments, which totaled $42,870 and $42,370 at August 31, 2014 and 2013, respectively. We held no marketable securities as of August 31, 2014 or 2013.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements annexed to this Form 10-K for the year ended August 31, 2014 begin on page F-1 and have been examined by our independent auditor, Terry L. Johnson.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 19, 2014, the Company accepted the resignation of Liggett, Vogt & Webb, PA as independent registered accounting firm.  On that same day, the Company engaged the firm of Terry L. Johnson, CPA as independent registered accounting firm.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

         Management’s annual report regarding internal disclosure controls and procedures provides that our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes, in accordance with generally accepted accounting principles. The effectiveness of any system of internal control over financial reporting is subject to inherent limitations and therefore, may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of future periods are subject to the risk that the controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were ineffective as of August 31, 2014 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Report of Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management has evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO").  Based on this evaluation and in the context of our transaction volume and staffing complement, management has concluded that our internal control over financial reporting is inadequate as of August 31, 2014, due to a limited staff and limited financial resources.

              There were no changes in our internal controls that could materially affect the disclosure controls and procedures subsequent to the date of their evaluation, nor were there any material deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

ITEM 9B.                      OTHER INFORMATION.

           None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and executive officers

At August 31, 2014, the names, ages, positions and terms of office of all of the Company’s directors and executive officers and all persons nominated or chosen to become such were:

Name	Age	Position
David F. Levy	67	Chairman of the Board, Chief Executive Officer

Richard Dea	64	Chief Financial Officer, Director

David F. Levy – Chairman, Chief Executive Officer

Mr. Levy is the Chairman of the Board and Chief Executive Officer. Mr. Levy wasChairman and CEO of Inzon Corporation and Submicron Systems, both public companies. David was previously CEO of Inzon Corporation and was responsible for developing a proprietary VoIP technology. Prior to joining Inzon, David was founder and CEO of SubMicron Systems Corporation, a NASDAQ-listed, worldwide semiconductor technology leader. David funded the company with a personal investment of $48,000 and leveraged it into a $176 million global business entity with 1,000 employees, three international plants, and ranking fourth largest in its industry.

Richard Dea – Chief Financial Officer, Director

          Mr. Dea is Chief Financial Officer and a director.  Prior to his position with the Company, Mr. Dea was the Chief Financial Officer for Inzon Corporation. Richard brings over 25 years of diverse financial accounting, systems and regulatory experience working in large telecom organizations.

Election of Directors and Officers

           Holders of our common stock are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders, including the election of directors. Cumulative voting with respect to the election of directors is permitted by our Articles of Incorporation.  However, as noted in Item 12 below, Mr. Levy, by virtue of his 5 shares are of our Series A Preferred Stock as disclosed on Mr. Levy’s Form 4 filed on October 22, 2013, effectively has voting control of the Company.  A holder of a share of Series A Preferred Stock is entitled to voting rights equal to two (2) times the sum of: i) the total number of shares of Common Stock which are issued and outstanding at the time of voting, plus ii) the total number of shares of any Preferred Stock which are issued and outstanding at the time of voting.

           Our Board of Directors shall be elected at the annual meeting of the shareholders or at a special meeting called for that purpose. Each director shall hold office until the next annual meeting of shareholders and until the director’s successor is elected and qualified.

Robert Thorell resigned as President effective August 31, 2014

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding compensation paid for all services rendered to us in all capacities during fiscal years 2014 and 2013 by our Directors, principal executive officer, and principal financial officer (collectively, the “Named Executive Officers”).   Robert Thorell resigned as our President as of August 31, 2014.

Summary Compensation Table
						Non-equity	Non-qualified
				Stock	Option	Incentive	Deferred
		Salary	Bonus	Awards	Awards	Compensation	Compensation	All Other	Total
Name and Principal Positions	Year	($)	($)	($)(1)	($)(1)	Earnings ($)	Earnings ($)	Compensation	($)
David F. Levy	2014	$-	$-	$-	$-	$-	$-	$-	$-
Chairman,
Chief Executive Officer	2013	$-	$103,804	$-	$-	$-	$-	$-	$103,804

Richard Dea	2014	$-	$-	$-	$-	$-	$-	$-	$-
Director, Chief Financial Officer
	2013	$-	$6,500	$-	$-	$-	$-	$-	$6,500

Robnert Thorell	2014	$-	$-	$-	$-	$-	$-	$-	$-
President
	2013	$-	$-	$-	$-	$-	$-	$-	$-

(1) The amounts shown in these columns reflect the aggregate grant date fair value computed in accordance with FASB Topic 718 of the stock awards and option awards granted to our named officers durring 2014 and 2013

Compensation of Directors

During the years ending August 31, 2014 and 2013, we did not pay cash or equity compensation to non-employee directors.

Outstanding Equity Awards at Fiscal Year End

As of August 31, 2014, Mr. Levy held 2,000,000 shares of our “restricted” common stock stock.  There were no outstanding stock options at August 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the number of shares of our voting stock beneficially owned as of December 29, 2014, by (i) each person known to us to be the beneficial owner of more than 5% of our voting stock; (ii) each director; (iii) each executive officer; and (iv) all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given had sole voting and investment power over the shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each person shown is c/o iTalk, Inc., 2400 W. Cypress Road, #111. Ft. Lauderdale, Florida 33309.

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

Name of Beneficial Owner, Director, and Named Executive Officers	Number of Shares	Percent of Class
Directors and Named Executive Officers
David F. Levy – Chief Executive Officer, Director (a)	2,020,005	2.1	%(a)
Richard Dea – Chief Financial Officer	0	0%
All Directors and Executive Officers as a group (2 persons)	2,020,005	2.1	%(a)

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

(a)           Audit Fees.

Audit fees billed by Ligget, Vogt & Webb, P.A. for the audit of our financial statements included in our Annual Report on Form 10K for the fiscal year ended August 31, 2013, and for review of the financial statements included in our Quarterly Reports on Form 10Q for the periods ended November 30, 2013, February 28, 2014, and May 31, 2014 filed with the SEC for last year totaled $26,000.  Audit fees billed by Terry L. Johnson, CPA for the audit of our financial statements included in our Annual Report on Form 10K for the fiscal year ended August 31, 2014 filed with the SEC total $7,500.

(b)           Audit-Related Fees.

None

(c)           Tax Fees.

None.

(d)           All Other Fees.

None.

PART IV

ITEM 15.	EXHIBITS.

(a)           Financial Statements

The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this Annual Report on Form 10-K.

(b)           Exhibits

Exhibit	Exhibit
Number	Description
21.1	Subsidiaries of Registrant
F-2, F-3	Consent of Independent Registered Public Accounting Firm.*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*
32.1	Section 1350 Certification of Principal Executive Officer.*
32.2	Section 1350 Certification of Principal Financial Officer.*
———————
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITALK, INC.

Date: January 5, 2015	By:	/s/ David F. Levy
David F. Levy
Chairman of the Board of Directors, and Chief Executive Officer

Date: January 5, 2015	By:	/s/ Richard Dea
Richard Dea
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 5th day of January 2015.

Signature	Title

/s/ DAVID F. LEVY	Chief Executive Officer and Chairman of the Board of Directors
David F. Levy	and Director (principal executive officer)

/s/ RICHARD DEA	Chief Financial Officer and Director
Richard Dea	(principal accounting officer)

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

iTALK, INC.
(Formerly known as Sopac Cellular Solutions, Inc.)
(a development stage company)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated balance sheets as of August 31, 2013 and 2013	F-3

Consolidated statements of operations for the years ended August 31, 2014 and 2013 and for the period from July 10, 2006 (date of inception) through August 31, 2014	F-4

Consolidated statements of stockholders’ deficit for the years ended August 31, 2014 and 2013 and for the period from July 10, 2006 (date of inception) through August 31, 2014	F-5

Consolidated statements of cash flows for the years ended August 31, 2014 and 2013 and for the period from July 10, 2006 (date of inception) through August 31, 2014	F-6

Notes to consolidated financial statements	F-7 – F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and shareholders of
ITalk, Inc.
Ft Lauderdale, FL

I have audited the accompanying consolidated balance sheets of  iTalk Inc., a development stage company, as of August 31, 2014 and 2013, and the related consolidated statements of operations, statement of stockholders'  deficit, and cash flows for the year ended August 31, 2014 and 2013 and the period July 10, 2006 (date of inception) through August 31, 2014. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on the financial statements based upon my audits. The cumulative statements of losses, changes in stockholders’ equity, and cash flows for the period July 10, 2006 (date of inception) to August 31, 2014 include amounts for the period from July 10, 2006 (date of inception) to August 31, 2012, which are audited by other auditors whose report has been furnished to us, and my opinion, insofar as it relates to the amounts included for the period July 10, 2006  through August 31, 2012 is based solely on the report of other auditors.

Management’s Responsibility for Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United State of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

My responsibility is to express an opinion on these consolidated financial statements based on my audits.  I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

Opinion

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iTalk Inc., a development stage company, at August 31, 2013 and the results of its operations and its cash flows for the year then ended and the period July 10, 2006 (date of inception) through August 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had an accumulated deficit of $3,227,161 as of August 31, 2014, and will require additional cash to fund and continue operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Terry L. Johnson, CPA
Casselberry, Florida
December 24, 2014

iTALK, INC.
(Formerly known as Sopac Cellular Solutions, Inc.)
(a development stage company)
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2014 AND 2013

	2014	2013
ASSETS
Current assets:
Cash	$42,870	$42,370
Prepaid and other expenses	71,318	36,869

Total current assets	114,187	79,239

Property and equipment, net	74,106	109,464

Other assets:
Customer lists, net	164,838	256,500
Domain rights	125,400	125,400
Debt issue costs	28,588	-
Total other assets	318,826	381,900

Total assets	$507,120	$570,603

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$335,407	$131,734
Deferred revenue	104,565	76,304
Notes payable	435,850	250,000
Convertible note payable	554,975	130,928
Derivative liability	476,429	-
Settlement payable	348,000	-
Stock based payable	14,725	14,725
Advances payable	50,000	50,000
Advances payable, related party	3,300	3,300
Loans payable, related party	36,965	36,965
Total current liabilities	2,360,216	693,956

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, Series A, $0.001 par value, 10 shares authorized; 10 and -0- shares issued and outstanding as of August 31, 2014 and 2013, respectively	-	-
Preferred stock, Series B, $0.001 par value, 49,999,995 shares authorized; 49,999,995 and -0- shares issued and outstanding as of August 31, 2014 and 2013, respectively	50,000	-
Common stock, $0.001 par value, 1,875,000,000 shares authorized; 111,249,454 and 46,350,000 shares issued and outstanding as of August 31, 2014 and 2013, respectively	111,249	46,350
Additional paid in capital	1,212,815	579,151
Deficit accumulated during development stage	(3,227,161)	(748,854)
Total stockholders' equity (deficit)	(1,853,096)	(123,353)

Total liabilities and stockholders' equity (deficit)	$507,120	$570,603

See the accompanying notes to the consolidated financial statements

iTALK, INC.
(Formerly known as Sopac Cellular Solutions, Inc.)
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From July 10, 2006
			(Date of inception)
	Year ended August 31,		Through
	2014	2013	August 31, 2013
REVENUES:
Sales	$757,583	$195,339	$952,922
Cost of sales	728,176	170,112	898,288

Gross (loss)	29,407	25,227	54,634

OPERATING EXPENSES:
Selling, general and administrative	1,727,923	605,999	2,333,922
Research and development expenses	35,000	20,234	55,234
Depreciation and amortization	133,133	36,403	169,536
Total operating expenses	1,896,056	662,636	2,558,692

Loss from operations	(1,866,649)	(637,409)	(2,504,058)

Other income (expense):
Interest expense	(611,658)	(17,988)	(629,646)

Loss before provision for income taxes	(2,478,307)	(655,397)	(3,133,704)

Provision for income taxes (benefit)	-	-	-

Net loss	$(2,478,307)	$(655,397)	$(3,133,704)

Net loss per common share, basic and diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	111,249,454	44,681,753

See the accompanying notes to the consolidated financial statements

iTALK, INC.
(Formerly known as Sopac Cellular Solutions, Inc.)
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM JULY 10, 2006 (DATE OF INCEPTION) THROUGH AUGUST 31, 2014

						Deficit
						Accumulated
					Additional	During
	Preferred Stock SR A		Common stock		Paid In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance, July 10, 2006			-	$-	$-	$-	$-
Common stock issued for cash on July 10, 2006 at $0.005 per share			25,000,000	25,000	-	(20,000)	5,000
Net loss			-	-	-	(566)	(566)
Balance, August 31, 2006			25,000,000	25,000	-	(20,566)	4,434
Common stock issued for cash on April 10, 2007 at $0.05 per share			17,500,000	17,500	-	17,500	35,000
Net loss			-	-	-	(10,885)	(10,885)
Balance, August 31, 2007			42,500,000	42,500	-	(13,951)	28,549
Net loss			-	-	-	(11,689)	(11,689)
Balance, August 31, 2008			42,500,000	42,500	-	(25,640)	16,860
Net loss			-	-	-	(15,396)	(15,396)
Balance, August 31, 2009			42,500,000	42,500	-	(41,036)	1,464
Net loss			-	-	-	(13,956)	(13,956)
Balance, August 31, 2010			42,500,000	42,500	-	(54,992)	(12,492)
Net loss			-	-	-	(11,809)	(11,809)
Balance, August 31, 2011			42,500,000	42,500	-	(66,801)	(24,301)
Net loss			-	-	-	(26,656)	(26,656)
Balance, August 31, 2012			42,500,000	42,500	-	(93,457)	(50,957)
Common stock issued in connection with the acquisition of RocketVoIP			435,000	435	66,990	-	67,425
Common stock issued in connection with the My800Online.com			500,000	500	77,000	-	77,500
Common stock issued for cash at an average price of $0.155 per share			2,415,000	2,415	372,567	-	374,982
Common stock issued for services rendered			500,000	500	49,500	-	50,000
Benefical conversion feature in connection with issued convertible debt			-	-	13,094	-	13,094
Net loss	-	-	-	-	-	(655,397)	(655,397)
Balance, August 31, 2013			46,350,000	46,350	579,151	(748,854)	(123,353)
Stock issued for cash			3,107,680	3,108	109,392		112,500
Stock issued for repayment of debt			60,418,442	60,419	505,645		566,064
Stock issued for services			1,373,332	1,373	18,627		20,000
Preferred stock series B issued for services	49,999,995	50,000					50,000
Net loss	-	-	-	-	-	(2,478,307)	(2,478,307)
Balance August 31, 2014	49,999,995	$50,000	111,249,454	$111,250	$1,212,815	$(3,227,161)	$(1,853,096)

See the accompanying notes to the consolidated financial statements

iTALK, INC.
(Formerly known as Sopac Cellular Solutions, Inc.)
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW

			From July 10, 2006
			(Date of inception)
	Year ended August 31,		Through
	2014	2013	August 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,478,307)	$(655,397)	$(3,133,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	133,133	36,403	169,536
Amortization of debt discount in connection with convertible note payable	13,094	13,094	26,188
Bad debt expense		39,225	39,225
Stock based compensation	13,131	13,131	13,131
Changes in operating assets and liabilities:
Accounts receivable	-	(39,225)	(39,225)
Advances from stockholders/officers	-	300	3,300
Accounts payable and accrued expenses	203,673	87,938	383,616
Derivative liability	476,429	-	476,429
Settlement payable	348,000	-	348,000
Deferred revenue	28,261	76,304	28,261
Net cash used in operating activities	(1,262,586)	(428,227)	(1,776,200)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	625	(13,117)	(12,492)
Acquisition of RocketVoLp	-	(45,000)	(45,000)
Acquisition of WQN	-	(268,774)	(268,774)
Net cash used in investing activities	625	(326,891)	(326,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	112,500	374,982	527,482
Proceeds from notes payable	185,850	250,000	435,850
Proceeds from convertible note payable	964,111	130,928	1,095,039
Proceeds from advances	-	50,000	50,000
(Payments) proceeds from related party loans	-	(10,000)	36,965
Net cash provided by financing activities	1,262,461	795,910	2,145,336

Net increase (decrease) in cash	500	40,792	42,870
Cash, beginning of period	42,370	1,578	-

Cash, end of period	$42,870	$42,370	$42,870

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non cash investing and financing activities:
Common stock issued in connection with the acquisition of RocketVoIP	$400,200	$67,425	$400,200
Common stock issued in connection with the acquisition of My800online.com	$390,000	$77,500	$390,000
Common stock issued for future services	$50,000	$36,869	$50,000

See the accompanying notes to the consolidated financial statements

iTALK, INC.
(Formerly known as Sopac Cellular Solutions, Inc.)
 (a development stage company)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 AUGUST 31, 2014 AND 2013

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has reported net losses of $2,478,307 and $655,397 for the years ended August 31, 2014 and 2013, respectively, accumulated deficit of $3,227,161 and total current liabilities in excess of current assets of $2,246,029 as of August 31, 2014.

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
 AUGUST 31, 2014 AND 2013

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
 AUGUST 31, 2014 AND 2013

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

Revenues are primarily derived from fees charged to terminate voice services over the Company’s network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue from each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s consolidated balance sheets as unearned revenue. As of August 31, 2014 and 2013, the Company recorded unearned revenue of $104,565 and $76,304, respectively.

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

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $35,000 and $20,234 for the year ended August 31, 2014 and 2013, respectively, and $55,234 research and development costs from July 10, 2006 (date of inception) through August 31, 2014. The Company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

iTALK, INC.
 (Formerly known as Sopac Cellular Solutions, Inc.)
 (a development stage company)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 AUGUST 31, 2014 AND 2013

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash on hand, in banks, certificates of deposit and other highly liquid debt instruments with amaturity of three months or less at the date of purchase, to be cash and cash equivalents.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset's estimated useful life, which is five years for computer assets and software. Expenditures for maintenance and repairs are expensed as incurred.

Long-lived assets

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
 AUGUST 31, 2014 AND 2013

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

Prepaid Expenses

From time to time, the Company issues shares of its common stock for services to be performed.  The fair value of the common stock is determined at the date of the contract for services and is amortized ratably over the term of the contract.  As of August 31, 2014 and  2013, prepaid expenses relating to stock based payments were $9,091 and $36,364, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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
 AUGUST 31, 2014 AND 2013

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment as of August 31, 2014 and 2013 is summarized as follows:

	2014	2013
Computer equipment	$13,442	$12,817
Software	112,950	112,950
Total	126,392	125,767
Less: accumulated depreciation	(52,286)	(16,303)
	$74,106	$109,464

Depreciation for the year ended August 31, 2014 and 2013 was $35,983 and $16,303, respectively.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets as of August 31, 2014 and 2013 are summarized as follows:

	2014	2013
Customer list	$270,000	$270,000
Domain names and trade-marks	132,000	132,000
Total	402,000	402,000
Less: accumulaterd amortization	(111,762)	(20,100)
	$290,238	$381,900

Customer lists, domain names and trade-marks acquired are amortized over their estimated useful lives of 5 years.  Amortization for the year ended August 31, 2014 and 2013 was $91,662 and $20,100, respectively.

NOTE 4 – NOTE PAYABLE

On May 5, 2013, the Company issued a promissory note with principal and interest payments beginning August 31, 2014 with an interest rate of 3.75% per annum, unsecured. The note currently is in default.

iTALK, INC.
 (Formerly known as Sopac Cellular Solutions, Inc.)
 (a development stage company)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 AUGUST 31, 2014 AND 2013

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On May 17, 2012, the Company issued a $130,928 unsecured convertible promissory note that matured August 31, 2014. The promissory note bears interest at a rate of 4.9% and can be convertible into 130,928 shares of the Company’s common stock, at a conversion rate of $1.00 per share. Interest will also be converted into common stock at the conversion rate of $1.00 per share.  The note currently is in default.

In accordance ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $13,094 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (August 31, 2014) as interest expense. For the year ended August 31, 2014, the Company amortized $13,094 of debt discount to current period operations as interest expense.

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

The fair value of the embedded derivatives at inception was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 170.26%, (3) weighted average risk-free interest rate of 0.05% %, (4) expected life of 0.25 year, and (5) estimated fair value of the Company’s common stock from $0.0743 per share. The initial fair value of the embedded debt derivative of $181,588 was allocated as a debt discount up to the settlement agreement ($150,000) with the remainder ($31,588) charged to current period operations as interest expense. For the nine months ended May 31, 2014, the Company amortized $150,000, due to the demand nature of the agreement to current period operations as interest expense. As of May 31, 2014 the gross balance of the notes were $150,000.

At May 31, 2014, the fair value of the embedded derivatives of $170,134 was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 170.47%, (3) weighted average risk-free interest rate of 0.04% (4) expected life of 0.25 year, and (5) estimated fair value of the Company’s common stock from $0.03 per share.

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
 AUGUST 31, 2014 AND 2013

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

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of note and to fair value as of each subsequent reporting date which at May 31, 2014 was $237,110. At the inception of the note, the Company determined the aggregate fair value of $287,868 of the embedded derivatives.

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
 AUGUST 31, 2014 AND 2013

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

At May 31, 2014, the fair value of the embedded derivatives of $40,755 was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 170.47%, (3) weighted average risk-free interest rate of 0.04%, (4) expected life of 0.25 year, and (5) estimated fair value of the Company’s common stock from $0.03 per share.

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
AUGUST 31, 2014 AND 2013

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

At May 31, 2014, the fair value of the embedded derivatives of $51,166 was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 170.47%, (3) weighted average risk-free interest rate of 0.06% (4) expected life of 0.76 year, and (5) estimated fair value of the Company’s common stock from $0.03 per share.

iTALK, INC.
 (Formerly known as Sopac Cellular Solutions, Inc.)
 (a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 AUGUST 31, 2014 AND 2013

KBM WORLDWIDE, INC

On September 16, 2014, the Company issued an unsecured 8% convertible redeemable note in the amount of $53,000, bearing interest at 8% per annum with both principal and interest due on June 18, 2015.  The Company has an option, during the first 180 days, to pay the note in cash at a redemption premium of 145% of the principal amount with any accrued interest. and to pay interest on the unpaid principal balance hereof at the rate of eight percent (8%) (the “Interest Rate”) per annum from the date hereof (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. This Note may not be prepaid in whole or in part except as otherwise explicitly set forth herein. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”). Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed.

BEAUFORT CAPITAL PARTNERS, LLC

On October 14, 2014, the Company issued an unsecured 8% convertible redeemable note in the amount of $12,500, due on April 14, 2015.

NOTE 6 – STOCK BASED PAYABLE

In connection with the acquisition of Rocket VoIP, the Company is obligated to issue a remaining 95,000 shares of the Company’s common stock.  As such, the Company has recorded a stock based payable reflecting the fair value of the 95,000 shares of common stock at the date of the acquisition.

 NOTE 7 – ADVANCES PAYABLE

As of August 31, 2014, the Company has received advances from  the note holder as described in Note 4 above with specific terms, interest free and is due upon demand.

NOTE 8 – STOCKHOLDERS EQUITY

Series A Preferred Stock

On October 10 2013, the Company designated 10 shares of its authorized preferred stock as “Series A Preferred Stock”. The Series A Preferred Stock has no conversion rights, ranks on parity with the Company’s common or any other series of capital stock, except Series B Preferred Stock (see below).

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
 (Formerly known as Sopac Cellular Solutions, Inc.)
 (a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2014 AND 2013

Series B Preferred Stock

On October 15, 2013, the Company designated 49,999,995 shares of its authorized preferred stock as “Series B Preferred Stock”.  The each share of Series B Preferred Stock is convertible into 20 shares of the Company’s common stock, at any time with the Company permission, but restricted for a period of a) six months after purchase, if the Company files public reports pursuant to Section 12 or Section 15 of the Securities Exchange Act of 1934; or b) twelve months if the Company does not file such public reports. Series B Preferred was cancelled June 2, 2014 in its entirety.

Voting rights. Each share of the Series B Preferred Stock share have 20 votes for any election or other vote placed before the shareholders of the Company.

On October 15, 2013, the Company issued 49,999,995 shares of its Series B Preferred Stock to acquire on 1934 Federal Reserve Gold Certificate (“Bond), face value $1,000,000,000, serial number specified, and interest coupons annexed to the Bond and all rights to the interest accrued therein.  In connection with the acquisition, the Company paid $15,000 non-refundable engagement fee.   All of the issued Series B Preferred was cancelled June 2, 2014 in its entirety.

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

In October, 2013, the Company issued an aggregate of 1,107,680 shares of common stock in conversion of $65,000 of settlement agreement.

iTALK, INC.
 (Formerly known as Sopac Cellular Solutions, Inc.)
 (a development stage company)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2014 AND 2013

In February 2014, the Company issued 25,000,000 shares of its common stock in a regulation S transaction

In May 2014, the Company issued 4,939,760 shares of common stock in conversion of settlement agreement.

In June 2014, the Company issued 12,482,759 shares of common stock in conversion of debt.

In June 2014, the Company issued 873,332 shares of common stock for services.

In July 2014, the company issued 14,000,000 shares of common stock in conversion of debt.

In August 2014, the Company issued 4,995,923 shares of common stock for repayment of debt.

In August 2014, the Company issued 500,000 shares of common stock for services.

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

● cash or equity fee, at Mr. Levy’s option, equal to 4% of any non-securitized subordinated financing (subordinated debt is defined as non-inventory and non-accounts receivables based financing but excluding any financing with an equity bonus to the lender);

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
AUGUST 31, 2014 AND 2013

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

Debenture Registration Rights Agreement

In connection with the issuance of the above described Subscription Agreement, the Company entered into a registration rights agreement requiring the Company to, by December 16, 2013, prepare and file with the Securities and Exchange Commission (“SEC”) a registration statement or registration statements (as is necessary) covering the resale of all of the common stock, which registration statement(s) shall state that, in accordance with Rule 415 promulgated under the Securities Act, such Registration Statement also covers such indeterminate number of additional shares of common stock as may become issuable upon stock splits, stock dividends or similar transactions.

The Company shall initially register for resale an amount of shares of common stock which would be issuable on the date preceding the filing of the registration statement based on the conversion price (as defined in the Debenture) of the Debenture; or,  an amount equal to the maximum amount allowed under Rule 415 (a)(1)(i) as interpreted by the SEC.

In the event the Company cannot register sufficient shares of common stock, due to the remaining number of authorized shares of Common Stock being insufficient, the Company will use its best efforts to register the maximum number of shares it can based on the remaining balance of authorized shares and will use its best efforts to increase the number of its authorized shares as soon as reasonably practicable.

The Company shall use its best efforts to have the registration statement filed with the SEC by December 16, 2013 (“Filing Deadline”).  If the registration statement covering the registrable securities required to be filed by the Company pursuant to Section 2(a) hereof is not filed by the Filing Deadline, then the Company shall pay the holder the sum of two percent (2%) per month of the Face Amount of the Debentures outstanding as liquidated damages, and not as a penalty.  In addition, if the Company fails to file the registration statement by the filing deadline, and for each thirty (30) day calendar period the Company fails to file the registration statement, the conversion price of the debentures will decrease by ten percent (10%) of the original conversion price.  By way of illustration only and not in limitation of the foregoing, in the event that upon December 17, 2013, the registration statement has not been filed with the SEC, the Conversion Price shall be 20%  of the lowest VWAP during the twenty (20) trading days immediately preceding the Conversion Date (e.g., 10% + 10% = 20%).  The holder shall have the right to lower the Conversion Price as described herein, at the time of each conversion.

iTALK, INC.
 (Formerly known as Sopac Cellular Solutions, Inc.)
 (a development stage company)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 AUGUST 31, 2014 AND 2013

NOTE 9 – LOSS PER SHARE

The following table presents the computation of basic and diluted loss per share:

	2014	2013
Net loss available for common shareholders	$(2,478,307)	$(655,397)
Basic not loss per share	$(0.02)	$(0.01)
Weighted average common shares outstanding	108,237,574	43,014,507
Diluted net loss per share	$(0.02)	$(0.01)
Weighted average common shares outstanding-diluted	108,237,574	43,014,507

During the year ended August 31, 2014 and 2013, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

NOTE 10 - INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”), which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences primarily include stock compensation and other equity-related non-cash charges, capitalized financing costs, the basis difference of derivative liabilities and certain accruals.

At August 31, 2014, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $922,000 that may be used to offset future taxable income. Components of deferred tax assets as of August 31, 2013 are comprised primarily of stock based compensation and impairment of intangible assets.  No income taxes were recorded on the earnings in 2013 as a result of the utilization of any carry forwards.  Deferred net tax assets consist of the following at August 31, 2014 and 2013:

	2014	2013
Deferred tax asset	$922,000	$179,000
Less valuation allowance	(922,000)	(179,000)
Net deferred tax asset	$-	$-

iTALK, INC.
 (Formerly known as Sopac Cellular Solutions, Inc.)
 (a development stage company)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 AUGUST 31, 2014 AND 2013

The provision for income taxes consists of the following:

	2014	2013
Current tax (benefit)	$-	$-
Adjustment for prior year accrual	-	-
Net provision (benefit)	$-	$-

The provision for Federal taxes differs from that computed by applying Federal statutory rates to the loss before any Federal income tax (benefit), as indicated in the following:

	2014	2013
Federal statutory rate	30.0%	30.0%
State income taxes net of Federal benefit	0.0%	0.0%
	30.0%	30.0%

The Company files income tax returns in the U.S. Federal jurisdiction.. The Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.

The Company follows the provision of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax position for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at August 31, 2014 and 2013.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally expire one year or less. See Subsequent Events Note 13.

Litigation

On October 18, 2013, the Circuit Court in the 12th Judicial Circuit in and for Sarasota County, Florida (the “Court”), entered an Order Granting Approval of Settlement Agreement (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a Settlement Agreement (the “Settlement Agreement”) between the Company and IBC Funds, LLC, a Nevada limited liability company (“IBC”), in the matter entitled IBC Funds, LLC v. iTalk Inc., Case No. 2013 CA 7461 NC (the “Action”). IBC commenced the Action against the Company on October 16, 2013 to recover an aggregate of $418,000 of past-due obligations of the Company, which IBC had purchased from certain vendors of the Company pursuant to the terms of separate claim purchase agreements between IBC and each of such vendors, plus fees and costs (the “Claim”). The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding upon the Company and IBC upon execution of the Order by the Court on October 18, 2013. The debt amount was reduced by $$130,928, as of September 11, 2014 by default cancelation.

iTALK, INC.
 (Formerly known as Sopac Cellular Solutions, Inc.)
 (a development stage company)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2014 AND 2013

Pursuant to the terms of the Settlement Agreement approved by the Order, on October 21, 2013, the Company issued $1,107,680 shares of the Company’s common stock as a settlement fee and agreed to issue, in one or more tranches as necessary, that number of shares equal to $70,000 upon conversion to Common Stock at a conversion rate equal to 65% of the lowest closing bid price of the Common Stock during the ten trading days prior to the date the conversion is requested by IBC. The remaining debt balance in the amount of $287,072 has been fully satisfied as of November 2014.
On November 21, 2014, on the 17th Judicial Circuit Court in and Broward County, Florida (the Court 1”), a Contract and Indebtedness lawsuit was filed by TCA Global Credit Master Fund, L.P. against the company. It commenced an action against the company to recover an aggregate dollar amount of $395,623.04.

NOTE 12 – RELATED PARTY TRANSACTIONS
From January 1, 2007 to November 30, 2012, the Company paid its sole officer and director at the time, Ezra E. Ezra,  $100 per month for use of office space and services.  Ezra E. Ezra resigned from the Company on January 16, 2013.  As of May 31, 2013 there was an account payable related party of $3,300 reflecting unpaid rent of $300 for the last nine months and  $1,200,  $1,200 and $600 from fiscal years 2011, 2010 and 2009 respectively.

As of August 31, 2013 there was a loan payable due to Ezra E. Ezra for $21,965, which is non-interest bearing with no specific repayment terms and a loan payable due to David F. Levy for $15,000 which is non-interest bearing with no specific repayment terms.

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

NOTE 13 – SUBSEQUENT EVENTS

In September 2014, the Company issued 10,028,669 shares of common stock for repayment of debt.

In October of 2014, the Company issued 50,599,218 shares of common stock for repayment of debt

In November of 2014, the Company issued 29,588,642 shares of common stock for repayment of debt

In December of 2014, the Company issued 37,430,082 shares of common stock for repayment of debt