Form 10-Q
period 2014-11-30
iTalk Inc.
filed 2015-01-26
CIK 1373444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2014

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-54664

iTALK, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5302617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of Janaury__,2015, there were ____ shares of registrant’s common stock outstanding.

iTALK, INC.

ITEM 1   FINANCIAL STATEMENTS

iTALK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2014	2014
	(unaudited)
ASSETS
Current assets:
Cash	$12,593	$42,870
Prepaid and other assets	71,318	71,318

Total current assets	83,911	114,188

Property and equipment, net	63,997	74,106

Other assets:
Customer lists, net	260,238	164,838
Domain rights	30,000	125,400
Debt issue costs	34,088	28,588
Total other assets	324,326	318,826

Total assets	$472,234	$507,120

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$341,136	$335,407
Deferred revenue	104,565	104,565
Notes payable	435,850	435,850
Convertible note payable –net of discount	273,615	554,975
Stock based payable	14,730	14,725
Settlement payable	348,000	348,000
Advances payable	50,000	50,000
Advances payable, related party	3,300	3,300
Loans payable, related party	36,965	36,965
Derivative liability	647,793	476,429
Total current liabilities	2,255,954	2,360,216

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value; 50,000,000 and -0- shares authorized; 500,000,000 and -0- shares issued and outstanding as of November 30, 2014 and August 31, 2013; respectively
Series A Preferred Stock, $0.001 par value; 5 and -0- shares designated, 5 and -0- shares issued and outstanding as of November 30, 2014 and August 31, 2013, respectively	49,999,995	49,999,995
Series B Preferred Stock, $0.001 par value; 49,999,995 and -0- shares designated, 49,999,995 and -0- shares issued; -0- and -0- shares outstanding as of November 30, 2014 and August 31, 2013, respectively	50,000	50,000
Common stock, $0.001 par value, 500,000,000 shares authorized; 211,465,983 shares issued and outstanding as of November 30, 2014 and August 31, 2014, respectively	220,381	111,249
Additional paid in capital	1,450,543	1,212,815
Accumulated deficit	(3,504,644)	(3,227,161)
Total stockholders' deficit	(1,783,720)	(1,853,096)

Total liabilities and stockholders' deficit	$472,234	$507,120

See the accompanying notes to the unaudited condensed consolidated financial statements

iTALK INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended November 30,
	2014	2013
REVENUES:
Sales	$180,537	$208,332
Cost of sales	158,306	186,682

Gross (loss) profit	22,231	21,650

OPERATING EXPENSES:
Selling, general and administrative	114,368	653,367
Research and development expenses	--	7,991
Depreciation and amortization	10,109	27,922
Total operating expenses	124,477	689,280

Loss from operations	(102,246)	(667,630)

Other income (expense):
Loss on change in fair value of derivatives	(171,364)	(979,764)
Gain on settlement of debt		-
Interest expense	(3,874)	(1,047,126)

Loss before provision for income taxes	(277,484)	(2,694,520)

Provision for income taxes (benefit)	-	-

NET LOSS	$(277,484,)	$(2,694,520)

Net loss per common share, basic and diluted	$(0.01)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	154,791,354	47,439,692

iTALK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Three months ended November 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(277,484)	$(2,694,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,109	27,922
Amortization of debt discount		847,170
Bad debt expense	(5,500)	80,065
Liability for registration rights		155,080
Loss on change in derivative liabilities	171,364	979,764
Stock based compensation	5	190,203
Changes in operating assets and liabilities:
Accounts receivable		(80,065)
Advances from stockholders/officers
Accounts payable and accrued expenses	5,729	88,752
Deferred revenue		35,241
Net cash used in operating activities	(95,777)	(370,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock		-
Proceeds from common stock subscriptions		112,500
Proceeds from notes payable		150,000
Proceeds from convertible note payable	65,500	235,000
Net cash provided by financing activities	65,500	497,500

Net decrease in cash	30,277	127,112
Cash, beginning of period	42,870	42,370

Cash, end of period	$12,593	$169,482

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$-	$-
Income taxes paid	$-	$-

Non cash investing and financing activities:
Common stock issued in payment of settlement payable	$--	$115,522
Common stock issued in connection with issuance of convertible debt	$364,860	$145,000
Common stock issued as collateral in connection with legal proceedings	$--	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2014
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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, iTalk, Inc. and RocketVoL, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Development Stage Company

The Company has elected to adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of August 31, 2013, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2014 are not necessarily indicative of results that may be expected for the year ended August 31, 2014. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended August 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on December 16, 2014.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $277,484 and $2,694,520 for the three month periods ended November 30, 2014 and 2013, respectively, accumulated deficit of $3,504,644 and total current liabilities in excess of current assets of $2,172,043 as of November 30, 2014.

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
NOVEMBER 30, 2014
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

Revenues are primarily derived from fees charged to terminate voice services over the Company’s network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue from each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s consolidated balance sheets as unearned revenue. As of November 30, 2014 and August 31, 2013, the Company recorded unearned revenue of $104,565 and $76,304, respectively.

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

Accounting for changes in the fair value of the derivative instruments depend on whether the derivative qualifies as hedge relationships and the types of relationships designated are based on the exposures hedged. At November 30, 2014 and August 31, 2013, the Company did not have any derivative instruments that were designated as hedges.

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2014
(unaudited)

Net Income (loss) per Common Share

The Company computes net income (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted net income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares were comprised of 169,557,500 shares issuable upon conversion of convertible notes payable and settlement obligation as of November 30, 2014. There were no common stock equivalents as of November 30, 2013.

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $7,000 and $35,000 for the three months ended November 30, 2014, respectively; and $-0- and $-0- for the three months ended November 30, 2013, respectively. The Company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2014
(unaudited)

Prepaid Expenses

As of November 30, 2014 and August 31, 2014, prepaid expenses were $71,318, respectively.

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

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at November 30, 2014 and 2013 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the periods ended November 30, 2014 and 2013 related to losses incurred during such periods.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2014 and August 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2014
(unaudited)

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment as of November 30, 2014 and August 31, 2013 is summarized as follows:

	November 30, 2014	August 31, 2014
Computer equipment	$13,442	$13,442
Software	112,950	112,950
Total	126,950	126,950
Less: accumulated depreciation	(62.395)	(52,286)

	$63,997	$74,106

Depreciation for the three months ended November 30, 2014 was $10,109.  Depreciation of the three months ended November 30, 2013 was $27,922.

NOTE 3 – SETTLEMENT PAYABLE

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

Pursuant to the terms of the settlement agreement, the Company issued 1,107,680 shares during 2013 of the Company’s common stock as a settlement fee and agreed to issue, in one or more tranches as necessary, that number of shares equal to $70,000 upon conversion to Common Stock at a conversion rate equal to 65% of the lowest closing bid price of the Common Stock during the ten trading days prior to the date the conversion is requested by IBC. The Company has identified the embedded derivatives related to the settlement agreement. These embedded derivatives included certain conversion features and reset provisions.

On May 27, 2014, the Company issued 4,939,760 shares of its common stock as collateral in connection with the continuing litigation with IBC Funds (see Note 12).  The common stock was recorded at par value in the Company’s financial statements. On June, July and August 2014 the company issued 21,000,000 shares of its common stock as collateral in connection with the continuing litigation with IBC Funds. On October 2014, the company issued 15,210,000 shares equal to $208,542.34 upon conversion to common stock as collateral in connection with the litigation with IBC Funds and finalized the IBC settlement (see Note 12).

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of settlement agreement and to fair value as of each subsequent reporting date which at November 30, 2014 was $604,532. At the inception of the settlement agreement, the Company determined the aggregate fair value of $631,220 of the embedded derivatives.

The fair value of the embedded derivatives at inception was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 229.31%, (3) weighted average risk-free interest rate of 0.12% %, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock from $0.1316 per share. The initial fair value of the embedded debt derivative of $631,220 was allocated as a debt discount up to the settlement agreement ($418,000) with the remainder ($213,220) charged to current period operations as interest expense. For the three months ended November 30, 2014, the Company amortized $418,000, due to the demand nature of the agreement, to current period operations as interest expense. As of November 30, 2014 the gross balance of the settlement agreement was $348,000.

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2014
(unaudited)

NOTE 4 – NOTE PAYABLE

On March 18, 2014, the Company issued an unsecured promissory note payable in the amount of $5,000 due June 1, 2014.  The interest on the promissory note is defined at $5,000 payable in the Company’s common stock, due at maturity, based on closing market price at the date of payment if the Company’s common stock is quoted on the Over-the-Counter Bulletin Board exchange. If the Company’s stock is not quoted on a national exchange, the number of shares issuable is defined at 50% of the lowest closing market price per share during the last twenty days of trading on a national exchange. The note was fully paid on June 6, 2014.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

Yew Note

On May 17, 2013, the Company issued a $130,928 unsecured convertible promissory note that matured August 31, 2014. The promissory note bears interest at a rate of 4.9% and can be convertible into 130,928 shares of the Company’s common stock, at a conversion rate of $1.00 per share. Interest will also be converted into common stock at the conversion rate of $1.00 per share. The note was assigned to IBC Funds LLC on October 2013 but as part of the note cancelation settlement with IBC on September 2014 the liability was reestablished on the Company’s balance sheet. The note currently is in default and the Company is in the process of negotiating an extension.

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

On November 30, 2014 the Company issued 10,000,000 shares of common stock with a value of $50,000 in settlement of $50,000 of the convertible note payable.

KBM Worldwide

On September 16, 2014, the Company issued an unsecured 8% convertible note in the amount of $53,000, a bearing interest at 8% per annum with both principal and interest due on June 18, 2014.  The Company has an option, subject to the approval and acceptance of the holder, to pay the note in cash at a redemption premium of 150% of the principal amount. The Company received $50,000 and $3,000 was charged to debt costs.

The note is convertible into the Company’s common stock, at any time, at a conversion price of the lower of: i) 50% discount to the average three lowest bids on the twenty trading days before the date the note was executed, or ii) 50% of the average of the three lowest bid prices during the twenty trading days preceding the delivery of any conversion notice.

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2014
(unaudited)

The Company has identified the embedded derivatives related to the note described above. These embedded derivatives included certain conversion features and reset provisions.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of note and to fair value as of each subsequent reporting date, which at November 30, 2014 was $63,215.

The fair value of the embedded derivatives at inception was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 208%, (3) weighted average risk-free interest rate of 0.013%, (4) expected life of 0.84 year, and (5) estimated fair value of the Company’s common stock from $0.002 per share. The initial fair value of the embedded debt derivative of $97,634 was allocated as a debt discount up to the settlement agreement of $53,000, As of November 30, 2014 the gross balance of the note was $53,000.

Beaufort Capital

On October 2, 2014, the Company issued an unsecured 12% convertible note in the amount of $12,500, a bearing interest at 12% per annum with both principal and interest due on January 25, 2015.  The Company has an option, subject to the approval and acceptance of the holder, to pay the note in cash at a redemption premium of 150% of the principal amount. The Company received $10,000 and $2,500 was charged to debt costs.

The note is convertible into the Company’s common stock, at any time, at a conversion price of the lower of: i) 58% discount to the average three lowest bids on the twenty trading days before the date the note was executed, or ii) 50% of the average of the three lowest bid prices during the twenty trading days preceding the delivery of any conversion notice.

The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features and reset provisions.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of note and to fair value as of each subsequent reporting date which at November 30, 2014 was $12,292.

The fair value of the embedded derivatives at inception was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 208%, (3) weighted average risk-free interest rate of 0.013%, (4) expected life of 0.25 year, and (5) estimated fair value of the Company’s common stock from $0.002 per share. The initial fair value of the embedded debt derivative of $97,634 was allocated as a debt discount up to the settlement agreement of $12,500, As of November 30, 2014 the gross balance of the note was $12,500.

NOTE 6 — DERIVATIVE LIABILITIES

As described in Notes 4 and 6 above, the Company has identified embedded derivatives in a settlement and note payables. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date which at November 30, 2014 was aggregate of $1,548,150.

During the nine months ended November 30, 2014, the Company recorded an aggregate of $(141,755) loss on change in fair value of derivative liabilities ($43,084 gain relating to settlement payable and $(184,839) loss relating to convertible note payable).

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2014
(unaudited)

NOTE 7 – STOCK BASED PAYABLE

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

NOTE 8 – STOCKHOLDERS EQUITY

During the quarter ended November 30, 2014 the Company issued aggregate of 109,132,862 for the conversion of convertible debt totaling $364,860.

NOTE 9– RELATED PARTY TRANSACTIONS

Officer's salaries for the  David  Levy  and  Richard  Dea,  were not paid and accordingly  the Company has accrued their  salaries due under their  employment starting February 1, 2013. The two officers accrued amounts are $95,000 and $42,500 in aggregate as of November 30, 2014 and August 31, 2013, respectively. None were accrued for the period ended November 30, 2014

NOTE 10 — FAIR VALUE MEASUREMENT

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

iTALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2014
(unaudited)

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

As of November 30, 2014 or August 31, 2013, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of November 30, 2014 and August 31, 2013, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of November 30, 2014, in the amount of $647,793 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of November 30, 2014:

Derivative Liability

Balance, August 31, 2014	$476,429
Loss on change in fair value of derivatives	171,364

Balance, November 30, 2014	$647,793

NOTE 11- SUBSEQUENT EVENTS

On January 14, 2015 the Company filed an amendment to their Articles increasing the authorized shares to 1,875,000,000 shares.

NOTE 12- LEGAL PROCEEDINGS

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

Also on December 18, 2012, we filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized, issued and outstanding shares of common stock on a 25 new for 1 old basis and, consequently, our authorized capital increased from 75,000,000 to 1,875,000,000 shares of common stock and our issued and outstanding shares of common stock increased from 1,700,000 to 42,500,000, all with a par value of $0.001.These amendments became effective on December 21, 2012 upon approval from the Financial Industry Regulatory Authority and our ticker symbol changed to our new symbol "TALK" to better reflect our company's new name. Our CUSIP number is 465353 100.

On July 10, 2013, the Company’s majority stockholders approved to amend the Articles of Incorporation reduce number of authorized shares of common stock from 1,875,000,000 to 500,000,000 shares and to authorize 50,000,000 shares of preferred stock.

On January 14, 2015 the Company filed an amendment to their Articles increasing the authorized shares to 1,875,000,000 shares.

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

RESULTS OF OPERATIONS

Revenues

Total revenue was $180,537 during the three months ended November 30, 2014, as compared to $208,332 for the three months ended November 30, 2013.

 We do anticipate that both new acquisitions and organic growth of existing acquisitions will be a continuing source of revenue in the future.

 Deferred Revenue Backlog

At November 30, 2014, we have recorded deferred revenue of $ 104,565 that we expect to recognize throughout the next fiscal year. The majority of the deferred revenues recorded are being carried forward from fiscal 2013, which is a direct result of unused prepaid services purchased by our customers.

Cost of Services

Cost of revenues consist primarily of direct network services purchased from carriers under preferred bulk purchase agreements., Cost of revenues decreased to $158,306 during the three months ended November 30, 2014 as compared to the three months ended November 30, 2013 cost of revenues of $186,682. The lower cost were a direct result of lower sales.

Operating expenses

Selling, general and administrative

General and administrative expenses consist primarily of consulting services, stock based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses were $114,368 during the three months ended November 30, 2014 as compared to $653,367 for the three months ended November 30, 2013.

Depreciation and amortization

Depreciation and amortization expenses during the three months ended November 30, 2014 was $10,109 as compared to $27,922 for the same period last year..

Other income (expense)

Loss on change in fair value of derivative liabilities.

We had issued a convertible notes and entered into a settlement and registration rights agreement with anti-dilutive provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the three months ended November 30, 2014, we incurred a $171,364 loss on change in fair value of our derivative liabilities compared to a loss of $-979,764 the same period last year.

Interest expense

Interest expense was $3,874 in the three month period ended November 30, 2014 compared to interest expense of $1,047,126 in the three month period ended in November 30, 2013. During the three months ended November 30, 2013, we incurred a non-cash interest expense from the amortization of debt discounts associated with our issued convertible note, net adjustment for forbearance against liquidated damages relating to a registration rights agreement entered into during the 2014 year.

Net Loss

Net loss for the three months ended November 30, 2014 was $277,484 as compared to a loss of 2,694,520 for the same period last year due to the factors described above.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private offerings of our equity securities and issuance of convertible notes.

Working Capital

Our working capital deficit was $2,172,043 as of November 30, 2014 from a working capital deficit (current liabilities in excess of current assets) of $2,246,028 at August 31, 2014.:

Total current assets of $83,911 and $114,188 as of November 30, 2014 and August 31, 2013, respectively, cash represented approximately $12,593 and $42,870 of the total assets as of November 30, 2014 and August 31, 2013, respectively.

Cash flow analysis

Cash used in operations was $95,777 during the three month period ended November 30, 2014. During the three month period ended November 30, 2014, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund operations and reducing our account payables.

Cash provided from financing activities was a total net proceeds of $65,500 from issuance of convertible  notes payable.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2014, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets. The Company will also increase management's review of key financial internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Changes in

ITEM 1. LEGAL PROCEEDINGS

In connection with a litigation brought by IBC Funds (“IBC”) currently pending in the Circuit Court in the Twelfth Judicial Circuit in and for Sarasota County, Florida, Case No.: 2013 CA 7461 NC, on October 18, 2013 the Company entered into a settlement agreement with IBC in settlement of an aggregate of $418,000 of past-due obligations of the Company comprised of notes payable in aggregate of $380,928 and related accrued interest, which IBC had purchased from certain vendors of the Company pursuant to the terms of separate claim purchase agreements between IBC and each of such vendors, plus fees and costs.  Pursuant to the terms of the settlement agreement, the Company issued 1,107,680 shares of the Company’s common stock as a settlement fee and agreed to issue, in one or more tranches as necessary, that number of shares equal to $348,000 upon conversion to Common Stock at a conversion rate equal to 65% of the lowest closing bid price of the Common Stock during the ten trading days prior to the date the conversion is requested by IBC.  The Company has yet to issue all of the shares to IBC under the terms of the settlement agreement. On May 27, 2014, the Company issued 4,939,760 shares of its common stock as collateral in connection with the continuing litigation with IBC Funds. On June, July and August 2014 the company issued 21,000,000 shares of its common stock as collateral in connection with the continuing litigation with IBC Funds. On October 2014, the company issued 15,210,000 shares equal to $208,542.34 upon conversion to common stock as collateral in connection with the litigation with IBC Funds and finalized the IBC settlement (see Note 12).

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended November 30, 2014 the Company issued aggregate of 109,132,862 for the conversion of convertible debt totaling $364,860.

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

ITALK INC.

Date: January 26, 2015	By:	/s/ David F. Levy
David F. Levy
President, Chief Executive Officer,
Secretary and Director (Principal Executive Officer)

Date: January 26, 2015	By:	/s/ Richard Dea
Richard Dea
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)