Form 10-Q
period 2015-02-28
iTalk Inc.
filed 2015-04-23
CIK 1373444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☑.

As of April 22,2015, there were 349,543,348 shares of registrant’s common stock outstanding.

ITALK, INC.

ITEM 1 FINANCIAL STATEMENT

iTALK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash	$29,074	$42,870
Prepaid and other assets	62,231	71,318

Total current assets	91,306	114,188

Property and equipment, net	73,671	74,106

Other assets:
Customer lists, net	164,838	164,838
Domain rights	125,400	125,400
Debt issue costs	4,325	28,588
Total other assets	294,563	318,826
Total assets	$459,539	$507,120

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$257,199	$232,907
Deferred revenue	104,565	104,565
Accrued salary –related parties	177,500	102,500
Convertible note payable –net of discount	989,626	990,825
Stock based payable	14,725	14,725
Settlement payable	348,000	348,000
Advances payable	50,000	50,000
Advances payable, related party	3,300	3,300
Loans payable, related party	36,965	36,965
Derivative liability	840,435	476,429
Total current liabilities	2,822,315	2,360,216

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value; 50,000,000 and 50,000,000 shares authorized; 50,000,000 and 50,000,000 shares issued and outstanding as of February 28, 2015 and August 31, 2014; respectively
Series A Preferred Stock, $0.001 par value; 5 and 5 shares designated, 5 and 5 shares issued and outstanding as of February 28, 2015 and August 31, 2014, respectively	-	-
Series B Preferred Stock, $0.001 par value; 49,999,995 and 49,999,995 shares designated, 49,999,995 and 49,999,995 shares issued; 49,999,995 and 49,999,995 shares outstanding as of February 28, 2015 and August 31, 2014, respectively	50,000	50,000
Common stock, $0.001 par value 1,875,000,000 shares authorized; 349,543,348 and 111,249, 454 shares issued and outstanding as of February 28, 2015 and August 31, 2014, respectively	349,543	111,249
Additional paid in capital	1,105,638	1,212,815
Accumulated deficit	(3,867,955)	(3,227,161)
Total stockholders' deficit	(2,362,776)	(1,853,096)

Total liabilities and stockholders' deficit	$459,539	$507,120

See the accompanying notes to the unaudited condensed consolidated financial statements

ITALK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
REVENUES:
Sales	$159,301	$137,620	$339,838	$345,952
Cost of sales	80,456	146,169	238,761	332,851

Gross (loss) profit	78,845	(8,549)	101,076	13,101

OPERATING EXPENSES:
Selling, general and administrative	186,950	144,396	301,317	797,762
Research and development expenses	--	20,009	--	28,000
Depreciation and amortization	24,135	35,075	24,354	62,997
Total operating expenses	(211,085)	199,479	(325,671)	888,759

Loss from operations	(132,240)	(208,028)	(224,595)	(875,658)

Other income (expense):
Gain(loss) on change in fair value of derivatives	(192,642)	(1,134,280)	(364,006)	154,526
Interest expense	(48,320)	(210,249)	(52,194)	(1,257,375)
Total other expenses	(240,962)	(1,344,529)	(416,200)	(1,102,849)

Net Income Loss	$(373,202)	$(716,003)	(640,795)	(1,978,517)

Net Loss per common share, basic	$(0.00)	$(0.01)	$(0.00)	$(0.04)
Weighted average number of common shares outstanding, basic and diluted	278,509,766	49,402,124	231,593,499	48,415,487

See the accompanying notes to the unaudited condensed consolidated financial statements

iTALK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended February 28,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(640,795)	$(1,978,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,898	62,997
Amortization of debt discount	23,917	926,656
Bad debt expense	--	80,065
Common stock issued in connection with forbearance agreement	--	106,324
Liability for registration rights	--	155,080
(Gain) loss on change in derivative liabilities	364,006	(154.516)
Stock based compensation	46,000	197,021
Changes in operating assets and liabilities:
Accounts receivable	--	(80,065)
Prepaid expense	9,091	(1,270)
Accounts payable and accrued expenses	16,788	123,314
Accrued salaries – related parties	82,500
Deferred revenue	--	50,199
Net cash used in operating activities	(73,795)	(512,712)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	--	(625)
Net cash used in investing activities	--	(625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscriptions	--	112,500
Proceeds from notes payable	--	150,000
Proceeds from convertible note payable	60,000	235,000
Net cash provided by financing activities	60,000	497,500

Net decrease in cash	(13,795)	(15,837)
Cash, beginning of period	42,870	42,370
Cash, end of period	$29,075	$26,533

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$-	$-
Income taxes paid	$-	$-

Non cash investing and financing activities:
Common stock issued in payment of settlement payable	$--	$115,522
Common stock issued in connection with issuance of convertible debt	$85,116	$--

See the accompanying notes to the unaudited condensed consolidated financial statements

ITALK, INC.
NOTES TO CONDENSED CONSOLIDATED FINAINCIAL STATEMENTS
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

In December 2014 iTalk, Inc. formed a subsidiary Limestone Energy Holdings, Inc., a Florida corporation (“Limestone”) to explore a diversification strategy into the oil and gas industry. This new subsidiary was formed whereby the founders of Limestone are the CEO of iTalk, Inc. who owns 7% of Limestone, iTalk, Inc. owns 86%, Wager H.S., LLC owns 5% and Bridle Path Investments I, LLC owns 2%. The minority shareholders in Limestone have a right to convert into a like percentage of common shares of iTalk, Inc. only upon an oil and gas company acquisition by either Limestone directly or by iTalk, Inc.

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of August 31, 2014, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2015 are not necessarily indicative of results that may be expected for the year ended August 31, 2014. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended August 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on December 16, 2014.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $640,795and $1,978,517for the six month periods ended February 28, 2015 and 2014, respectively, accumulated deficit of $2,822,315and total current liabilities in excess of current assets of $2,731,009 as of February 28, 2015.

The Company has minimal revenues from operations and will be dependent on raising funds to satisfy its ongoing capital requirements for the next 12 months. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or by in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, or on acceptable terms, or at all. In any of these pressures, any of these circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

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

Revenues are primarily derived from fees charged to terminate voice services over the Company’s network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue from each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s consolidated balance sheets as unearned revenue. As of February 28, 2015 and August 31, 2014, the Company recorded unearned revenue of $104,565 and $104,565, respectively.

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

Accounting for changes in the fair value of the derivative instruments depend on whether the derivative qualifies as hedge relationships and the types of relationships designated are based on the exposures hedged. At February 28, 2015 and August 31, 2014, the Company did not have any derivative instruments that were designated as hedges.

Net Income (loss) per Common Share

The Company computes net income (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted net income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period
Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $7,000 and $35,000 for the three and six months ended February 28, 2015, respectively; and $-0- and $-0- for the three and six months ended February 28, 2015, respectively. The Company expects the research and development costs to increase in the future as it continues to invest in the infrastructure that is critical to achieve our business goals and objectives.

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

  Prepaid Expenses

 As of February 28, 2015 and August 31, 2014, prepaid expenses were zero and $71,318, respectively.

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

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at February 28, 2015 and 2014 would be fully offset by a valuation allowance, there are no federal or state income tax benefit for the periods ended February 28, 2015 and 20143 related to losses incurred during such periods.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2015 and August 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Recently Issued Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment as of February 28, 2015 and August 31, 2014 is summarized as follows:

	February 28, 2015	August 31, 2014
Computer equipment	$13,442	$13,442
Software	112,950	112,950
Total	126,950	126,950
Less: accumulated depreciation	(53,279)	(52,286)

	$73,671	$74,106

Depreciation for the three and six months ended February 28, 2015 was $993.  Depreciation of the three and six months ended February 28, 2014 was $27,922.

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

On May 27, 2014, the Company issued 4,939,760 shares of its common stock as collateral in connection with the continuing litigation with IBC Funds.  The common stock was recorded at par value in the Company’s financial statements. On June, July and August 2014 the company issued 21,000,000 shares of its common stock as collateral in connection with the continuing litigation with IBC Funds. On October 2014, the company issued 15,210,000 shares equal to $208,542.34 upon conversion to common stock as collateral in connection with the litigation with IBC Funds and finalized the IBC settlement.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of settlement agreement and to fair value as of each subsequent reporting date which at February 28, 2015 was $840,435. At the inception of the settlement agreement, the Company determined the aggregate fair value of $631,220 of the embedded derivatives.

The fair value of the embedded derivatives at inception was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 229.31%, (3) weighted average risk-free interest rate of 0.12% %, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock from $0.1316 per share. The initial fair value of the embedded debt derivative of $631,220 was allocated as a debt discount up to the settlement agreement ($418,000) with the remainder ($213,220) charged to current period operations as interest expense. For the six months ended February 28, 2015, the Company amortized $418,000, due to the demand nature of the agreement, to current period operations as interest expense. As of February 28, 2015 the gross balance of the settlement agreement was $348,000.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

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

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of note and to fair value as of each subsequent reporting date, which at February 28, 2015 was $36,741.

The fair value of the embedded derivatives at inception was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 170%, (3) weighted average risk-free interest rate of 0.002%, (4) expected life of 0.30 year, and (5) estimated fair value of the Company’s common stock from $0.0001 per share. The initial fair value of the embedded debt derivative of $97,634 was allocated as a debt discount up to the settlement agreement of $53,000, As of February 28, 2015 the gross balance of the note was $53,000.

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

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of note and to fair value as of each subsequent reporting date which at February 28, 2015 was $12,292.

The fair value of the embedded derivatives at inception was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 82%, (3) weighted average risk-free interest rate of 0.013%, (4) expected life of 0.12 year, and (5) estimated fair value of the Company’s common stock from $0.0001 per share. The initial fair value of the embedded debt derivative of $97,634 was allocated as a debt discount up to the settlement agreement of $12,500, As of February 28, 2015 the gross balance of the note was $12,500.

NOTE 4 — DERIVATIVE LIABILITIES

As described in Notes 4 and 6 above, the Company has identified embedded derivatives in a settlement and note payables. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date which at February 28, 2015 was aggregate of $840,435

During the six months ended February 28, 2015, the Company recorded an aggregate of $364,006 loss on change in fair value of derivative liabilities.

NOTE 6 – STOCK BASED PAYABLE

In connection with the acquisition of Rocket VoIP, the Company is obligated to issue a remaining 95,000 shares of the Company’s common stock.  As such, the Company has recorded a stock based payable of $14,725 reflecting the fair value of the 95,000 shares of common stock at the date of the acquisition.

The Company issued $5,500 in fair value of its common stock to three individuals for service.

NOTE 6– STOCKHOLDERS EQUITY

On January 14, 2015 the Company filed an amendment to their Articles increasing the authorized shares to 1,875,000,000 shares.

On December 9, 2014 the Company issued 10,050,000 shares of common stock for convertible debt with a value of $12,000

On December 16, 2014 the Company issued 32,980,082 shares of common stock for convertible debt with a value of $23,296

On December 22, 2014 the Company issued 5,500,000 shares of common stock to three individuals for service with a value of $5,500.

On January 9, 2015 the Company issued 3,338,560 shares of common stock for convertible debt with a value of $1,669.

On January 13, 2015 the Company issued 26,070,127 shares of common stock for convertible debt with a value of $1,669.

On February 3, 2015 the Company issued 28,651,070 shares of common stock for convertible debt with a value of $9,124.

On February 20, 2015 the Company issued 31,487,526 shares of common stock for convertible debt with a value of $4,273.

NOTE 8– RELATED PARTY TRANSACTIONS

Officer's salaries for the  David  Levy  and  Richard  Dea,  were not paid and accordingly  the Company has accrued their  salaries due under their  employment starting February 1, 2013. The two officers accrued amounts are $177,500 and $102,500 in aggregate as of February 28, 2015 and August 31, 2014, respectively.

NOTE 9 — FAIR VALUE MEASUREMENT

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

As of February 28, 2015 or August 31, 2014, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of February 28, 2015 and August 31, 2014, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of February 28, 2015, in the amount of $840,435 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of February 28, 2015:

Derivative Liability

Balance, August 31, 2014	$476,429
Loss on change in fair value of derivatives	346,006

Balance, February 28, 2015	$840,435

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In December 2014 iTalk, Inc. formed a subsidiary Limestone Energy Holdings, Inc., a Florida corporation (“Limestone”) to explore a diversification strategy into the oil and gas industry. This new subsidiary was formed whereby the founders of Limestone are the CEO of iTalk, Inc. who owns 7% of Limestone, iTalk, Inc. owns 86%, Wager H.S., LLC owns 5% and Bridle Path Investments I, LLC owns 2%. The minority shareholders in Limestone have a right to convert into a like percentage of common shares of iTalk, Inc. only upon oil and gas company acquisition by either Limestone directly or by iTalk, Inc.

On January 6, 2015, Limestone entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Hilliard Bender Energy, LLC, a Florida limited liability company, (“Hilliard”). Pursuant to the Purchase Agreement, Limestone will purchase all of the outstanding membership interests of Hillard as of the Closing (as defined in the Purchase Agreement) in consideration for 51 shares of common stock of Limestone (“Limestone Consideration”). Subsequent to the Closing, the Limestone consideration will be convertible into 625,000,000 shares of the Company’s restricted common stock.

iTalk, Inc. has convertible debt outstanding and other liabilities outstanding, which will either be settled from the first financings raised by Limestone and/or iTalk, Inc. or repaid by iTalk, Inc. through share issuances to such creditors. It is estimated at the date of this Agreement the total required to satisfy all these financial obligations are estimated to be less than $1.0 million. Certain of the existing debt obligations have terms and conditions that could restrict the Company’s ability to complete this transaction, future transactions, or future financings, unless their obligations are satisfied. The obligation of Limestone to consummate the transaction is subject to a condition that the Company will have increased the number of its authorized shares of common stock from 500 million to 1.5 billion (the “Authorized Increase”). The Authorized increase will required the Company to amend and restate its Schedule 14C originally filed with the Securities and Exchange Commission on November 14, 2014 to include detailed information regarding Hilliard and its business as required by Items 11, 13 and 14 Schedule 14A promulgated under Section 14(a) of the Securities Exchange Act of 1934, as amended. The consummation of the transaction is also subject to the satisfaction of other customary conditions, including obtaining requisite consents and approvals and performance in all material respects by the parties of their covenants and agreements under the Purchase Agreement.

NOTE 11- SUBSEQUENT EVENTS

On March 1, 2015 the Company issued 27,583,333 shares of its common stock for debt with a value of $3,310.

On March 16, 2015 the Company issued 16,512,719 shares of its common stock for debt with a value of $1,800.

On March 23, 2015 the Company issued 34,604,791 shares of its common stock for debt with a value of $3,641.

On March 24, 2015 the Company issued 9,958,333 shares of its common stock for debt with a value of $1,195.

On March 30, 2015 the Company issued 37,500,000 shares of its common stock for debt with a value of $4,500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

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

On December 18, 2012, we filed Articles of Merger with the Nevada Secretary of State to change our name from "Sopac Cellular Solutions Inc." to "iTalk, Inc.", to be effected by way of a merger with our wholly-owned subsidiary iTalk, Inc., which was created solely for the name change.

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

On July 10, 2013, the Company’s majority stockholders approved an amendment to the Articles of Incorporation to reduce number of authorized shares of common stock from 1,875,000,000 to 500,000,000 shares and to authorize 50,000,000 shares of preferred stock.

On January 14, 2015 the Company filed an amendment to it's Articles increasing the authorized shares to 1,875,000,000 shares.

In December 2014 iTalk, Inc. formed a subsidiary, Limestone Energy Holdings, Inc., a Florida corporation (“Limestone”) to explore a diversification strategy into the oil and gas industry. This new subsidiary was formed whereby the founders of Limestone are the CEO of iTalk, Inc. who owns 7% of Limestone, iTalk, Inc. owns 86%, Wager H.S., LLC owns 5% and Bridle Path Investments I, LLC owns 2%. The minority shareholders in Limestone have a right to convert into a like percentage of common shares of iTalk, Inc. only upon an oil and gas company acquisition by either Limestone directly or by iTalk, Inc.

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

COMMUNICATIONS

Our communications products include a domestic and international mobile App and calling service delivered under the brand iTalk and iTalkGlobal. iTalkGlobal intends to focus on delivering communications services through the combination of our iTalk hardware, Sleeve, and our mobile App coupled with convenient features and the delivery of low cost calls for consumers and businesses. iTalk intends to offers customers secure, instant activation and immediate access to the service while eliminating the need to use a PIN or switch long distance carriers. Other features include 24 hour online and over the phone recharge, speed dial, PIN-less dialing and online access to account balance, call history and purchase history.

WIRELESS NETWORK TECHNOLOGIES

We deliver mobile broadband wireless data transmission services primarily under the iData brand to subscribers through our mobile virtual network operator (MVNO) agreement with a sub provider on Sprint's nationwide network that utilizes third generation (3G) and fourth generation (4G) code division multiple access (CDMA) technologies.

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

RESULTS OF OPERATIONS

Revenues

Total revenue during the three  and six months ended February 28, 2015,was $159,301 and $339,838 as compared to $$137,620 and $345,952 for the same periods ended February 28, 2014.  Lower sales resulted in lower review in 2015 over the same periods in 2014.

 We do anticipate that both new acquisitions and organic growth of existing acquisitions will be a continuing source of revenue in the future.

 Deferred Revenue Backlog

At February 28, 2015, we have recorded deferred revenue of $ 104,565 that we expect to recognize throughout the next fiscal year. The majority of the deferred revenues recorded are being carried forward from fiscal 2013, which is a direct result of unused prepaid services purchased by our customers.

Cost of Services

Cost of services consists primarily of direct network services purchased from carriers under preferred bulk purchase agreements. Cost of service decreased to $80,456 during the three months ended February 28, 2015 as compared to $146,169 the three months ended February 28,2014 . Cost of service was $238,761 for the six months periods ended February 28, 2015 compared to $332,851 for the six months periods ended February 28, 2014.Lower sales in 2015 verses 2014 resluted in lower cost of services in the respective years and periods.

Operating Expenses

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of consulting services, stock based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. Selling general and administrative expenses were $186,950 and $301,317 during the three and six months ended February 28, 2015 as compared to $144,396 and $797,762 for the three and six months ended February 28, 2014, respcetively.

Depreciation and amortization

Depreciation and amortization expenses during the three and six months ended February 28, 2015 was $24,135 and $24,354 as compared to $$35,075 and $62,997 for the same periods in 2014.

Other income (expense)

Gain (Loss) on Change in fair value of derivative liabilities.

For the three and six  months ended February 28, 2015, we incurred a $192,642 and $364,006 loss on change in fair value of our derivative liabilities compared to a loss of $1,134,280 and a gain of $154,526 for the same periods in 2014, respectively.

Interest expense

Interest expense was $48,320 and $52,194  for the three and six month periods ended February 28, 2015 compared to interest expense of $210,249 and $1,257,375 in the three and six month periods ended in February 28, 2014,respectively. During the three months  and six months periods ended February 28, 2014, we incurred a non-cash interest expense from the amortization of debt discounts associated with our issued convertible note, net adjustment for forbearance against liquidated damages relating to a registration rights agreement entered into during the those periods in 2014 .
Net Loss

Net loss for the three and six months ended February 28, 2015 was $373,202 and $640,795 as compared to net loss of 716,003 and $1,978,517 for the same periods in 2014,respectively. The losses for all periods are  due to the factors described above.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private offerings of our equity securities and issuance of convertible notes.

Working Capital

Our working capital deficit was $2,731,009 as of February 28, 2015 from a working capital deficit (current liabilities in excess of current assets) of $2,246,028 at August 31, 2014.

Total current assets were $91,306 and $114,188 as of February 28, 2014 and August 31, 2014, respectively. Cash represented approximately $29,074 and $42,870 of the total assets as of February 28, 2015 and August 31, 2014, respectively.

Cash flow analysis

Cash used in operations was $73,795 during the six month period ended February 28, 2015. During the six month period ended February 28, 2015, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund operations and reducing our account payables.

Cash provided from financing activities were proceeds of $60,000 from issuance of convertible  notes payable.

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

Management expects that global economic conditions will continue to present a challenging operating environment through 2015. To the extent permitted by working capital resources, management intends to continue making targeted investments in strategic operating and growth initiatives. Working capital management will continue to be a high priority for 2015.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $640,795and $1,978,517for the six month periods ended February 28, 2015 and 2014, respectively, accumulated deficit of $2,822,315and total current liabilities in excess of current assets of $2,731,009 as of February 28, 2015.

The Company has minimal revenues from operations and will be dependent on raising funds to satisfy its ongoing capital requirements for the next 12 months. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or by in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, or on acceptable terms, or at all. In any of these pressures, any of these circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Critical and Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, not to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 9, 2014 the Company issued 10,050,000 shares of common stock for convertible debt with a value of $12,000

On December 16, 2014 the Company issued 32,980,082 shares of common stock for convertible debt with a value of $23,296

On December 22, 2014 the Company issued 5,500,000 shares of common stock to three individuals for service with a value of $5,500.

On January 9, 2015 the Company issued 3,338,560 shares of common stock for convertible debt with a value of $1,669.

On January 13, 2015 the Company issued 26,070,127 shares of common stock for convertible debt with a value of $1,669.

On February 3, 2015 the Company issued 28,651,070 shares of common stock for convertible debt with a value of $4,725.

On February 20, 2015 the Company issued 31,487,526 shares of common stock for convertible debt with a value of $4,273.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

32.1*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2*	Principal Financial Officer and Principal Accounting Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

ITALK INC.

Date: April 23, 2015	By:	/s/ David F. Levy
David F. Levy
President, Chief Executive Officer,
Secretary and Director (Principal Executive Officer)

Date: April 23, 2015	By:	/s/ Richard Dea
Richard Dea
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)