Form 10-Q
period 2015-05-31
iTalk Inc.
filed 2015-08-25
CIK 1373444

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

As of August 24, 2015, there were 1,808,001,287 shares of registrant’s common stock outstanding.

iTALK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iTALK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2015	August 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash	$34,300	$42,870
Inventory and other current assets	5,494	71,318

Total current assets	39,794	114,188

Property and equipment, net	$-	74,106

Other assets:
Customer lists, net	141,419	164,838
Domain rights	-	125,400
Acquisition	122,650
Debt issue costs	-	28,588
Total other assets	264,069	318,826
Total assets	$303,863	$507,120

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$208,760	$232,907
Deferred revenue	104,565	104,565
Accrued salary – related parties	252,500	102,500
Convertible note payable – net of discount of $17,666	605,705	990,825
Note payable	325,000	-
Stock based payable	-	14,725
Settlement payable	-	348,000
Advances payable	50,000	50,000
Advances payable, related party	3,300	3,300
Loans payable, related party	37,100	36,965
Derivative liability	448,215	476,429
Total current liabilities	2,035,145	2,360,216

STOCKHOLDERS’ DEFICIT
Preferred stock; $0.001 par value; 50,000,000 and 50,000,000 shares authorized; 50,000,000 and 50,000,000 shares issued and outstanding as of May 31, 2015 and August 31, 2014; respectively
Series A Preferred Stock, $0.001 par value; 5 and -0- shares designated, 5 and -0- shares issued and outstanding as of May 31, 2015 and August 31, 2014, respectively	-	-
Series B Preferred Stock, $0.001 par value; 49,999,995 and 49,999,995 shares designated, 49,999,995 and 49,999,995 shares issued; 49,999,995 and 49,999,995 shares outstanding as of May 31, 2015 and August 31, 2014, respectively	50,000	50,000
Common stock, $0.001 par value 1,875,000,000 shares authorized; 1,424,196,407 and 111,249, 454 shares issued and outstanding as of May 31, 2015 and August 31, 2014, respectively	1,424,196	111,249
Additional paid in capital	476,552	1,212,815
Accumulated deficit	(3,682,030)	(3,227,161)
Total stockholders’ deficit	(1,731,282)	(1,853,096)

Total liabilities and stockholders’ deficit	$303,863	$507,120

See the accompanying notes to the unaudited condensed consolidated financial statements

iTALK, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended May 31,		Nine months ended May 31,
	2015	2014	2015	2014
REVENUES:
Sales	$181,475	$218,146	$521,313	$564,098
Cost of sales	155,382	168,822	394,143	501,673

Gross (loss) profit	26,093	49,324	127,170	62,425

OPERATING EXPENSES:
Selling, general and administrative	107,632	293,645	408,950	1,091,407
Research and development expenses	-	7,000	-	35,000
Depreciation and amortization	67,718	35,068	92,072	98,065
Total operating expenses	175,350	335,713	501,022	1,224,472

Loss from operations	(149,257)	(286,389)	(373,852)	(1,162,047)

Other income (expense):
Gain(loss) on change in fair value of derivatives	392,220	(296,271)	28,214	141,755
Gain on settlement of debt	(1,000)	3,471	-	3,471
Impairment of assets	(32,120)	-	(32,120)	-
Interest expense	(23,917)	(284,249)	(76,111)	(1,541,624)
Total other income (expenses)	335,183	(577,049)	(81,017)	(1,396,128)

Net Income (loss)	$185,926	$(863,438)	(454,870)	(2,841,955)

Net income (loss) per common share, basic	$(0.01)	$(0.01)	$(0.00)	$(0.05)
Weighted average number of common shares outstanding, basic and diluted	278,509,766	74,672,452	231,593,499	57,263,988

See the accompanying notes to the unaudited condensed consolidated financial statements

iTALK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine months ended May 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(454,870)	$(2,841,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,008	98,065
Debt issuance expense	28,588	-
Amortization of debt discount	65,000	1,310,064
Bad debt expense	-	80,065
Impairment of assets	104,106	-
Liability for registration rights	-	155,080
(Gain) loss on change in derivative liabilities	(28,214)	141,755
Stock based compensation	-	203,839
Changes in operating assets and liabilities:
Accounts receivable	-	(80,065)
Prepaid expense	65,824	(61,721)
Accounts payable and accrued expenses	(126,647)	188,226
Accrued salaries – related parties	252,500
Deferred revenue		28,261
Net cash used in operating activities	(68,705)	(788,386)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment towards acquisition of WQN		(5,488)
Purchase of equipment	-	(625)
Net cash used in investing activities	-	(6,113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscriptions	-	262,157
Proceeds from notes payable	-	155,000
Proceeds from advances – related party	135	-
Proceeds from convertible note payable	60,000	340,000
Net cash provided by financing activities	60,135	757,157

Net decrease in cash	(8,570)	(27,342)
Cash, beginning of period	42,870	42,370
Cash, end of period	$34,400	$15,028

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$-	$-
Income taxes paid	$-	$-

Non cash investing and financing activities:
Common stock issued in payment of settlement payable	$-	$115,522
Common stock issued in connection with issuance of convertible debt	$306,240	$145,000
Common stock issued in connection with legal proceedings		$4,939

See the accompanying notes to the unaudited condensed consolidated financial statements

ITALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows:

Business and Basis of Presentation

ITALK, INC. (the “Company”) was formed on July 10, 2006 under the laws of the State of Nevada as Sopac Cellular Solutions, Inc. On December 18, 2012, the Company changed its name iTALK, INC. affected by way of a merger with its wholly-owned subsidiary iTalk, Inc which was created solely to facilitate the name change. The Company was formed to sell wireless technology and cell phone service to medium and large corporations, involving a large array of cellular service plans, cell phones, software and accessories.

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of May 31, 2015, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2015 are not necessarily indicative of results that may be expected for the year ended August 31, 2015. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended August 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on December 16, 2014.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $454,870 and $2,841,955 for the nine month periods ended May 31, 2015 and 2014, respectively, accumulated deficit of $3,682,030 and total current liabilities in excess of current assets of $1,995,351 as of May 31, 2015.

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

Revenues are primarily derived from fees charged to terminate voice services over the Company’s network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue from each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s consolidated balance sheets as unearned revenue. As of May 31, 2015 and August 31, 2014, the Company recorded unearned revenue of $104,565 and $104,565, respectively.

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

Accounting for changes in the fair value of the derivative instruments depend on whether the derivative qualifies as hedge relationships and the types of relationships designated are based on the exposures hedged. At May 31, 2015 and August 31, 2014, the Company did not have any derivative instruments that were designated as hedges.

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

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred. The Company had incurred $7,000 for the nine months ended May 31, 2014. None was incurred for the nine months ended May 31, 2015.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash on hand, in banks, certificates of deposit and other highly liquid debt instruments with a maturity of three months or less at the date of purchase, to be cash and cash equivalents.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which is five years for computer assets and software. Expenditures for maintenance and repairs are expensed as incurred.

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

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company’s historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at May 31, 2015 and 2014 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the periods ended May 31, 2015 and 2014 related to losses incurred during such periods.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2015 and August 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Recently Issued Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 – IMPAIRMENT OF ASSETS

As of May 31, 2015 the Company reviewed various assets and determined their value was zero and elected to impair the assets resulting in a charge to other expense of $32, 210.

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

On May 27, 2014, the Company issued 4,939,760 shares of its common stock as collateral in connection with the continuing litigation with IBC Funds. The common stock was recorded at par value in the Company’s financial statements. On June, July and August 2014 the company issued 21,000,000 shares of its common stock as collateral in connection with the continuing litigation with IBC Funds. On October 2014, the company issued 15,210,000 shares equal to $208,542.34 upon conversion to common stock as collateral in connection with the litigation with IBC Funds and finalized the IBC settlement. The Company has fulfilled its obligation and the note is paid in full.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

On May 17, 2013, the Company issued a $130,928 unsecured convertible promissory note that matured August 31, 2014. The promissory note bears interest at a rate of 4.9% and can be convertible into 130,928 shares of the Company’s common stock, at a conversion rate of $1.00 per share. Interest will also be converted into common stock at the conversion rate of $1.00 per share. The note was assigned to IBC Funds LLC on October 2013 but as part of the note cancelation settlement with IBC on September 2014 the liability was reestablished on the Company’s balance sheet as a note payable to the original holder Yew. The note currently is in default.

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

As of May 31, 2015 the note was paid in full.

NOTE 5 – DERIVATIVE LIABILITIES

The Company has identified embedded derivatives in a settlement and note payables. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date which at May 31, 2015 was aggregate of $448,215.

During the nine months ended May 31, 2015, the Company recorded an aggregate of $28,214 loss on change in fair value of derivative liabilities.

NOTE 6 – STOCKHOLDERS EQUITY

On January 14, 2015 the Company filed an amendment to their Articles increasing the authorized shares to 1,875,000,000 shares.

During the nine months period ended May 31, 2015 the Company issued 1,312,946,954 shares of common stock for convertible debt with a value of $306,240.

NOTE 7 – RELATED PARTY TRANSACTIONS

Officer’s salaries for the David Levy and Richard Dea, were not paid and accordingly the Company has accrued their salaries due under their employment starting February 1, 2013. The two officers accrued amounts are $252,500 and $102,500 in aggregate as of May 31, 2015 and August 31, 2014, respectively.

NOTE 8 – FAIR VALUE MEASUREMENT

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

As of May 31, 2015 or August 31, 2014, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of May 31, 2015 and August 31, 2014, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of May 31, 2015, in the amount of $448,215 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of May 31, 2015:

Derivative Liability

Balance, August 31, 2014	$476,429
Loss on change in fair value of derivatives	(28,214)

Balance, May 31, 2015	$448,215

NOTE 9 – SUBSEQUENT EVENTS

On July 14, 2015 the Company as a respondent in binding arbitration case number 01-14-0002-0297 was ordered to pay a creditor $78,000 plus interest calculated and accrued at the Florida statutory rate.

On August 7, 2015 the Company signed a letter of Intent, subject to a definitive agreement, to acquire an operating telecommunications company.

During the period from May 31, 2015 through June 30, 2015 the Company issued 383,804,880 shares of common stock at $0.00006 with a value of 18,228 for convertible debt.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “US$” refer to United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean iTalk Inc., unless otherwise indicated.

CORPORATE OVERVIEW

Our company was incorporated on July 10, 2006 in the State of Nevada under the name Sopac Cellular Solutions Inc., and was formed to sell wireless technology and cell phone service to medium and large corporations, involving a large array of cellular service plans, cell phones, software and accessories.

On December 18, 2012, we filed Articles of Merger with the Nevada Secretary of State to change our name from “Sopac Cellular Solutions Inc.” to “iTalk Inc.”, to be effected by way of a merger with our wholly-owned subsidiary iTalk Inc., which was created solely for the name change.

Also on December 18, 2012, we filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized, issued and outstanding shares of common stock on a 25 new for 1 old basis and, consequently, our authorized capital increased from 75,000,000 to 1,875,000,000 shares of common stock and our issued and outstanding shares of common stock increased from 1,700,000 to 42,500,000, all with a par value of $0.001. These amendments became effective on December 21, 2012 upon approval from the Financial Industry Regulatory Authority and our ticker symbol changed to our new symbol “TALK” to better reflect our company’s new name. Our CUSIP number is 465353 100.

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

WIRELESS NETWORK TECHNOLOGIES

We deliver mobile broadband wireless data transmission services primarily under the iData brand to subscribers through our mobile virtual network operator (MVNO) agreement with a sub provider on Sprint’s nationwide network that utilizes third generation (3G) & (4G) code division multiple access (CDMA) technologies.

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

Our customer care professionals intend to provide improved customer experiences, providing quality service with the goal of resolving customer issues and retaining a loyal customer base. We intend to proactively address customers’ needs, and we offer live, in-house call center phone support, online chat support, and email support.

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

RESULTS OF OPERATIONS

Revenues

Total revenue during the three and nine months ended May 31, 2015 was $181,475 and $521,313 as compared to $$218,146 and $564,098 for the same periods ended May 31, 2014. Lower sales resulted in lower revenue in 2015 over the same periods in 2014.

We do anticipate that both new acquisitions and organic growth of existing acquisitions will be a continuing source of revenue in the future.

Deferred Revenue Backlog

At May 31, 2015, we have recorded deferred revenue of $ 104,565 that we expect to recognize throughout the next fiscal year. The majority of the deferred revenues recorded are being carried forward from fiscal 2013, which is a direct result of unused prepaid services purchased by our customers.

Cost of Services

Cost of services consists primarily of direct network services purchased from carriers under preferred bulk purchase agreements. Cost of service decreased to $155,382 during the three months ended May 31, 2015 as compared to $168,822 the three months ended May 31, 2014. Cost of service was $394,143 for the nine months periods ended May 31, 2015 compared to $501,673 for the nine months periods ended May 31, 2014. Lower sales in 2015 verses 2014 resulted in lower cost of services in the respective years and periods.

Operating expenses

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of consulting services, stock based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. Selling general and administrative expenses were $107,632 and $408,950 during the three and nine months ended May 31, 2015 as compared to $293,645 and $1,091,407 for the three and nine months ended May 31, 2014, respectively.

Depreciation and amortization

Depreciation and amortization expenses during the three and nine months ended May 31, 2015 was $67,718 and $92,072 as compared to $$35,068 and $98,065 for the same periods in 2014.

Other income (expense)

Change in fair value of derivative liabilities.

For the three and nine months ended May 31, 2015, we incurred income of $335,183 and a $81,017 loss on change in fair value of our derivative liabilities compared to a loss of $577,049 and $1,396,128 for the same periods in 2014, respectively.

Interest expense

Interest expense was $23,917 and $76,111 for the three and nine month periods ended May 31, 2015 compared to interest expense of $284,249 and $1,541,624 in the three and nine month periods ended in May 31, 2014,respectively. The Company incurred an impairment expense on fixed assets of $32,120 for the three and nine months period ended in May 31, 2015.

Net Income (Loss)

Net income for the three months ended May 31, 2015 was $185,926 and a net loss of $454,870 for the nine months ended May 31, 2015 as compared to net loss of $863,438 and $2,841,955 for the same periods in 2014, respectively.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private offerings of our equity securities and issuance of convertible notes.

Working Capital

Our working capital deficit was $1,995,351 as of May 31, 2015 (current liabilities in excess of current assets) and $2,246,028 at August 31, 2014.

Total current assets were $39,794 and $114,188 as of May 31, 2015 and August 31, 2014, respectively. Cash represented approximately $34,300 and $42,870 of the total assets as of May 31, 2015 and August 31, 2014, respectively.

Cash flow analysis

Cash used in operations was $68,705 during the nine month period ended May 31, 2015. During the nine month period ended May 31, 2015, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund operations and reducing our account payables.

Cash provided from financing activities were proceeds of $60,000 from issuance of convertible notes payable plus advance related party of $135.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported net income of $185,926 and net loss of $454,870 the nine month periods ended May 31, 2015 and 2014, respectively, accumulated deficit of $3,682,030 and total current liabilities in excess of current assets of $1,995,351 as of May 31, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4. CONTROLS AND PROCEDURES

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets. The Company will also increase management’s review of key financial internal control over financial reporting.

Change in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 14, 2015 the Company as a respondent in binding arbitration case number 01-14-0002-0297 was ordered to pay a creditor $78,000 plus interest calculated and accrued at the Florida statutory rate.

On November 21, 2014, on the 17th Judicial Circuit Court in and Broward County, Florida (the “Court 1”), a Contract and Indebtedness lawsuit was filed by TCA Global Credit Master Fund, L.P. against the company. It commenced an action against the company to recover an aggregate dollar amount of $395,623.04.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months period ended May 31, 2015 the Company issued 1,312,946,354 shares of common stock for convertible debt with a value of $306,240. The foregoing securities issued upon conversion of the convertible debt were exempt from registration pursuant to Section 4(a)(2) and Regulation D of the Securities Act of 1933, as amended.

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

ITALK INC.

Date: August 25, 2015	By:	/s/ David F. Levy
David F. Levy
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

Date: August 25, 2015	By:	/s/ Richard Dea
Richard Dea
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

