Form 10-K
period 2015-08-31
iTalk Inc.
filed 2016-04-15
CIK 1373444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended: August 31, 2015

ITALK, INC.

(Name of small business issuer in its charter)

Nevada	20-5302617
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

100 E Linton Blvd., Suite 144-A, Delray Beach, Florida 33483

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2015, was approximately $349,543 based on the closing price reported on such date of the registrant's common stock.

As of March 14, 2016, the number of outstanding shares of the registrant's common stock was 1,875,000,000.

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

PART I

ITEM 1. BUSINESS.

Company Overview

iTalk, Inc. (collectively with its subsidiaries, “iTalk”, the “Company”, “we” or “our”) is a Nevada corporation formed in October 1988 under the name SOPAC Cellular Solutions, Inc. In May 2012, we changed our name to iTalk, Inc. Our executive offices are located at 100 E Linton Blvd., Suite 144-A, Delray Beach, FL 33483.

Business

iTalk is a full service solutions provider for the mobility industry, specializing in retail and wholesale distribution, master agent services, as well as providing turnkey dealer portal and logistic solutions to our clients. We have positioned ourselves to stay ahead of the evolving mobile technology era through our focus on value added services.

iTalk is a proud preferred distribution partner with the fastest growing Post Paid carrier in the nation as well as the number 1 fastest growing Prepaid Carrier in the nation. Through its extensive portfolio of capabilities and talent, iTalk is able to provide a turnkey solution for the demands of today's wireless industry and provide value added solutions to its growing network of resellers and eCommerce driven consumers. Our foundation is built on a solid distribution network, comprising of various channels enabling us to continue to source and develop innovative products and services while quickly deploying new emerging mobile technologies and brands into the marketplace. iTalk currently employs 30 people and is based in Norcross, GA with operations in San Antonio TX, Dallas TX, the Carolinas, Georgia and Miami, Florida, with planned expansion throughout the United States.

The company intends to grow its direct to dealer business model. The company plans to add distribution centers in major target cities.

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

In December 2014, we formed a subsidiary, Limestone Energy Holdings, Inc., a Florida corporation (“Limestone”), to explore a diversification strategy into the oil and gas industry. Subsequently, on January 6, 2015, Limestone entered into a Purchase and Sale Agreement (the “Hilliard Purchase Agreement”) with Hilliard Bender Energy, LLC, a Florida limited liability company, (“Hilliard”). On October 19, 2015, Limestone and Hilliard mutually agreed to terminate the Hilliard Purchase Agreement. Accordingly, Limestone will not complete the acquisition of Hilliard.

The Company entered into a Purchase and Sale Agreement (the “UMS Purchase Agreement”) on September 24, 2015 with Kil W. Lee (“Mr. Lee”) and United Mobile Solutions Corp., a Delaware corporation (formerly known as United Mobile Solutions, LLC) (“UMS”). Pursuant to the terms of the UMS Purchase Agreement, the Company agreed to acquire from Mr. Lee all of the issued and outstanding capital stock of UMS in exchange for shares of the Company’s preferred stock, par value $0.001 per share, (“Preferred Stock”), convertible into 85% of the Company’s fully diluted common stock, par value $0.001 per share (“Common Stock”), as of the date of closing (the “Exchange”), prior to giving effect to dilution of the issued and outstanding shares of Common Stock by (i) shares of Common Stock underlying options to be issued to David Levy under a management option plan, which will represent 5.0% of the fully diluted shares of Common Stock of the Company at the date of exercise of the options (“Prospective Levy Options”), (ii) shares of Common Stock underlying a warrant to be issued to Mesa Partner, which will represent 4.9% of the fully diluted shares of Common Stock of the Company at the date of exercise of the warrant (“Prospective Mesa Partner Warrant”), and (iii) shares of Common Stock underlying a warrant to be issued to Andora Holdings, LLC, which will represent 4.9% of the fully diluted shares of Common Stock of the Company at the date of exercise of the warrant (“Prospective Andora Holdings Warrant”).

On January 29, 2016 (“Closing Date”), the Company closed (“Closing”) on the Exchange under the UMS Purchase Agreement pursuant to which the Company acquired 100,000 shares of common stock of UMS held by Mr. Lee, representing all of the issued and outstanding capital stock of UMS, in exchange for issuing 106,250 shares of Preferred Stock of the Company to Mr. Lee and/or his affiliates, convertible into 10,625,000,000 shares of Common Stock of the Company (where each share of Preferred Stock is convertible into 100,000 shares of Common Stock). Upon Closing of the Exchange, UMS became a wholly owned subsidiary of the Company and the Company’s pro-forma shares of Common stock and Preferred Stock issued and outstanding after giving effect to the Exchange was 1,875,000,000 shares of Common Stock and 106,250 shares of Preferred Stock, convertible into 10,625,000,000 shares of Common Stock of the Company (representing approximately representing 85% of the Company’s fully diluted Common Stock as of the Closing Date), prior to giving effect to dilution of the issued and outstanding shares of Common Stock by the shares of Common Stock underlying the Prospective Levy Options, Prospective Mesa Partner Warrant and Prospective Andora Holdings Warrant.

Revenue Sources

The Company’s global communications receive sales revenues through credit card charges for prepaid communications services processed and paid by American Express, VISA and Global Pay. The Company’s services are delivered over the Internet and terminated though third party carriers. The Company sells cellular mobile products to wireless resellers and distributors. The Company not only sells smart phone devices, at times the Company is contracted by 3rd parties for refurbishment services where the company charges for labor and time. The Company’s revenues are also generated from reoccurring revenues from its carrier master dealership business. The Company generates a commission per activation; spiff for reaching targeted goals and a reoccurring monthly residual income from the active subscribers. The Company also enables retailer’s wireless airtime replenishment through an online portal through its relationships with payment processing companies as an independent sales operative.

Leveraging the Existing Network to Increase Opportunities

The Company currently has sales and warehouse operations in Dallas, Texas and Norcross, Georgia. By utilizing this geographic diversity and the established relationships with retailers and wholesale distributors, the Company is in position to effectively launch new products and services with relatively low risk. The Company can achieve this by adding on to the existing network, which will result in increased earnings. Recently the company has customized a licensed software package for an informational and customer management system that allows us to not only tracks each and every customer order from purchase to delivery, but also to identify customer and geographic trends. This system is scalable and under constant improvement to streamline operations and maximize operational efficiencies.

Competitive Landscape

While there are several regional companies who compete for market share based on price, new competitors coming into the market are facing a tougher barrier to entry. The market will continue to see more mergers and acquisitions, and the landscape as the Company knows it will make it more difficult for undercapitalized and/or startup companies to remain competitive.

Regulation

Communications services industries are generally subject to regulation in the United States and elsewhere. Regulatory policies in the United States are administered by the Federal Communications Commission (the “FCC”). The FCC’s regulations distinguish between dominant and non-dominant providers of services. The Company is considered a non-dominant provider of services. As such, we are subject to minimal regulation and oversight.

Our Strategy

Our strategy incorporates a blend of organic growth and complementary acquisitions. As the market continues to intensify for the solutions we offer, it is evident that customers are seeking a single sourced, lower cost, less complex way of calling, texting and accessing the Web. It is iTalk’s strategy to be the low cost provider in its market segments.

SALES, MARKETING AND CUSTOMER CARE

To properly establish products and services into a store relies on the personal touch from one of the Company’s sales representatives. This personal contact over the phone or in person helps convey the Company’s vision, builds rapport, and demonstrates the unique qualities of the products and services offered. As a consultative approach to customers, sales representatives from iTalk conduct in-store visits and offer in-store coaching and training to reach maximum sales and distribution potential from each customer. As distribution expands, the Company will adjust to meet greater demand by increasing dealer communications in-person, virtually, or remotely.

The Company’s promotional strategy has been mostly organic and is comprised of sales promotions, referral business, email marketing campaigns, and most importantly the solid network of relationships the Company has. The staff at iTalk offers short-term sales promotions and interaction to wireless retailers and distributors tied to bundle deals, requesting a specific model, free shipping on minimum quantities, bulk pricing, equipment service solutions, and premium OEM and certified refurbished products. In addition, iTalk is currently working with several carriers, national distributors and vendors to leverage the suite of products and services for promotion into their customer channels.

This will all be done under the name of a holding company and will be branded market-by-market.

Methodology

1.	Partner with wireless advertising mediums including Wireless Dealer Magazine and The Prepaid Press to attract a new dealer base, market to a larger audience, and capture more market share. The Company will engage these relationships to get products and services in front of over 100,000 wireless retailers and distributors. The Company has been highly effective with an organic marketing and sales strategy, but partnering with a wireless advertising medium will begin the national marketing and branding campaign to reach beyond the Company’s current reach.

2.	Focus on integrating all online platforms with social media marketing and offer daily/weekly/monthly deals to drive customer acquisition, retain customers, and create a larger brand image.

3.	Actively tailor digital presence by utilizing search engine optimization tools and enhancing online content to ensure a higher level of online website acquisitions and conversions through direct online marketing, organic search marketing, and referral marketing and social media marketing.

4.	Utilize online advertising tools like AdWords and pay-per-click to attract new online users, increase inbound call volumes, and grow online sales. Overall effective and cost efficient based on only paying for users who actually click the advertisement.

5.	Create a third party logistics program for wireless dealers and distributors that want a ‘low barrier of entry’ to become a wireless reseller. Capitalize on ERP and online platform to extend digital infrastructure to other qualified distributors and retailers wanting to offer same products and services to their business customers by utilizing online technology in markets not easily attainable or out of the company’s reach.

6.	Market an alternative to new devices and increase the certified refurbished and OEM replacement device sales to attract a larger audience looking for more affordable and comparable alternatives to new devices. In-house repair and kitting gives the company a competitive advantage to actively pursue used devices and create a demand for them. This concept can be similar and related to the used car market.

7.	Attend and exhibit at trade shows including CTIA Las Vegas, CES Las Vegas and the Wireless Repair Expo. The Wireless Repair Expo will give exposure to specifically Touchpoint, and CTIA and CES will help properly expose the iTalk brand to the masses.

Promotions and Pricing Strategy

The Company expects to create an inventory write down or reserve equaling 1% to 1.5% of total inventory cost for liquidation items and promotional efforts. With improving logistic operations, the reserve will be applied toward bestselling items and promotions on bestselling items. We believe that this method will help differentiate us from competitors. The Company believes this will also drive new customer acquisition and further loyalty among clients.

Industry Overview

The U.S. telecom industry has experienced a major shift in the market share mix. During the last quarter of the twentieth century, landline phone services dominated the market. In the last ten years, the change has been sudden and pervasive. The market has shifted to modern telecom technologies that are more cost effective and convenient to use. Cellular networks show a continuous increase in the number of customers. The most significant factor that influenced the growth of cellular networks is convenience. With the introduction of CDMA and GSM networks with 3G and 4G speeds, growth has shifted drastically in the favor of the cellular networks. The new breed of cell phones (smart phones) aren’t mere devices of making and receiving phone calls, they can be used for texting, storing data, taking pictures, sharing content and accessing the internet.

Voice over Internet Protocol (VoIP) enables phone service anywhere in the world at little or no cost. 4G wireless Internet connections ensure that all calls are of very high quality and access is ubiquitous. New smart phones have excellent computing and multitasking ability that makes them ideal devices to be used as mobile VoIP phones.

The Market

“The most recent issue of PWC’s North American Wireless Industry Survey published in February 2015 states that there is an industry shift towards prepaid. The survey results indicate that the average postpaid connections grew by just 1.2 percent year over year in 2013. On the other hand, the average prepaid connections grew 30.2 percent year over year. The increase in prepaid subscribers using smartphones is growing at a faster rate with an almost 50 percent increase on a year over year basis; driven largely by availability of devices to this customer segment. An average of 35 percent of the prepaid subscriber base utilized a smartphone as of December 31, 2013, compared with 17 percent as of December 31, 2012. Smartphones are also increasingly becoming a more significant part of prepaid phones sales with smartphones averaging 38 percent of prepaid phones sales with smartphones averaging 38 percent of prepaid phones sales for the fiscal year ended December 31, 2013, as compared with 27 percent for the year ended December 31, 2012.”

Advertising, Public Relations and Promotion

Advertisements will be targeted to industry specific mediums to target wireless industry resellers. Examples of the ways in which the Company plans to reach its target audience are through the following methods:

●	Public relations and marketing has been contracted with Mesa Partners.

●	Trade shows – CTIA Las Vegas, CES Las Vegas, CEBIT Spain, Global Sources Mobile Electronics Fair.

●	Trade magazine advertising – Wireless Dealer Magazine, Prepaid Press, Wireless Industry Association

●	Direct mailings, print and local newspapers.

Sales Force / Distributors / Direct Retailers

The Company believes that direct selling and one-on-one relationships in addition to in-depth product and competitive landscape knowledge are important factors in the marketing of the products that the Company sells. Accordingly, the Company promotes relationship building and maintenance through personal contact, advertising in industry-centric publications, both print and on-line, and attending the major regional and national carrier shows.

The Company currently employs 15 experienced sales professionals who are involved in distribution and market to existing and potential customers in their respective assigned territories. They do this through both telephone and e-mail interaction in addition to notification of special promotions. Potential new customers are located primarily through the Company’s database. The company believes this approach motivates the sales professionals to achieve higher gross margin as well as greater sales numbers.

In each regional location, the company plans to have 1 branch manager, 3 sales reps and 2 warehouse employees. Each regional office will have a mixture of direct sales to dealer channels and distribution through company direct sub dealer locations, as well as leveraging distributors to access additional channels.

Design and Development Plans

The company plans to introduce a customized branded smartphone device within 2 years, once expansion markets have stabilized. OEM (Original Equipment Manufacturer) White Labeling/branding a manufactured device through an existing manufacturer takes considerable time and research. In order to introduce a product into the marketplace, ODM (Original Design Manufacturer) eventually becomes necessary in order to build a product that is both unique and acceptable to the market place.

The company has seen numerous OEM companies come and go. The company has been on the front lines to promote these brands, while making the conscious decision to avoid others. The experience of growing with successful OEM brands in addition to watching several other brands make mistakes and eventually fail has given us the know-how.

The company has tested several prototypes from a number of manufacturers. The steps involved in developing a prototype include:

●	Select Manufacturing Plant in China

●	Corporate Due Diligence on Factory

●	Compliance and Certifications

●	Engineering and customization of existing molds

●	Factory Capacity and availability of parts Verification

●	Specification and parts standards

●	Packaging and Boxing design and accessories design

●	Decision for OEM or ODM and agree on drawing and develop “golden sample”

In order to successfully launch brands in the North American markets, a significant amount of marketing and promoting has to be done prior to the product launch.

ITEM 1A: RISK FACTORS.

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

In their report included in the financial section of this report, our independent registered public accounting firm stated that our consolidated financial statements for the year ended August 31, 2015 were prepared assuming that we would continue as a going concern. However, they expressed substantial doubt about our ability to do so. The Company has experienced an accumulated deficit of $5,579,667 as of August 31, 2015, including a net loss of $ 1,285,046 for the year ended August 31, 2015. We also had a working capital deficit of $2,532,271 at August 31, 2015 and cash on hand of $14,601.

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

Certain federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. We have not adopted a Code of Business Conduct and Ethics nor have we yet adopted any other corporate governance measures and, since our securities are not listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our Board of Directors. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

Our common stock is a “penny stock” under SEC rules. It may be more difficult to resell securities classified as “penny stock.”

Our common stock is a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). Unless we maintain a per-share price above $5.00, these rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

●	If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

●	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

However, investors who have signed arbitration agreements may have to pursue their claims through arbitration.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance that our common stock will not be classified as a “penny stock” in the future.

ITEM 1B: UNRESOLVED STAFF COMMENTS

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this item.

ITEM 2: PROPERTIES

Our headquarters are located in Delray Beach, Florida. We lease the office space for $325 per month. We also occupy 13,600 square feet of office space in Norcross, Georgia. pursuant to a lease dated December 1, 2015. Pursuant to the terms of the lease, the Company agreed to pay $4,836.78 per month through November 30, 2016, $4,936.95 per month from December 1, 2016 through November 30, 2017, and $5,037.12 per month from December 1, 2017 through June 30, 2018, the end of the lease term. We believe we have sufficient space and expansion capacity to sustain our growth through 2016.

ITEM 3: LEGAL PROCEEDINGS

On October 18, 2013, the Circuit Court in the 12th Judicial Circuit in and for Sarasota County, Florida (the “Court”), entered an Order Granting Approval of Settlement Agreement (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a Settlement Agreement (the “Settlement Agreement”) between the Company and IBC Funds, LLC, a Nevada limited liability company (“IBC”), in the matter entitled IBC Funds, LLC v. iTalk Inc., Case No. 2014 CA 7461 NC (the “Action”). IBC commenced the Action against the Company on October 16, 2014 to recover an aggregate of $418,000 of past-due obligations of the Company, which IBC had purchased from certain vendors of the Company pursuant to the terms of separate claim purchase agreements between IBC and each of such vendors, plus fees and costs (the “Claim”). The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding upon the Company and IBC upon execution of the Order by the Court on October 18, 2013. The debt amount was reduced by $130,928, as of September 11, 2014 by default cancelation.

Pursuant to the terms of the Settlement Agreement approved by the Order, on October 21, 2013, the Company issued 1,107,680 shares of the Company’s common stock as a settlement fee and agreed to issue, in one or more tranches as necessary, that number of shares equal to $70,000 upon conversion to Common Stock at a conversion rate equal to 65% of the lowest closing bid price of the Common Stock during the ten trading days prior to the date the conversion is requested by IBC. The remaining debt balance in the amount of $287,072 has been fully satisfied as of November 2014 with the issuance of 15,210,000 shares of common stock by the Company with a value of $293,901.

On November 21, 2014, on the 17th Judicial Circuit Court in and Broward County, Florida (the Court 1”), a Contract and Indebtedness lawsuit was filed by TCA Global Credit Master Fund, L.P. against the company. It commenced an action against the company to recover an aggregate dollar amount of $395,623.04.

On July 14, 2015 an arbitration award was entered in the amount $78,000 in favor of Kluger, Kaplan, Silverman Katzen & Levine, PL, pursuant to Case number 2015-016968-CA-01 in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County. The award was for legal fees owed by the Company.

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for common stock

Our common stock is quoted on the OTC Pink tier of the OTC Marketplace under the symbol “TALK.” The following table sets forth for the periods indicated the high and low closing prices of our common stock.

	High	Low
Fiscal 2015
Quarter Ended August 31, 2015	$0.0002	$0.0001
Quarter Ended May 31, 2015	$0.0007	$0.0001
Quarter Ended February 28, 2015	$0.001	$0.0003
Quarter Ended November 30, 2014	$0.0074	$0.0015
Fiscal 2014
Quarter Ended August 31, 2014	$0.01	$0.01
Quarter Ended May 31, 2014	$0.03	$0.03
Quarter Ended February 29, 2014	$0.06	$0.06
Quarter Ended November 30, 2013	$0.08	$0.08

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

Holders of Record

As of the date of this filing, there were approximately 67 registered holders of record of our common stock and 1,875,000,000 shares outstanding.

On November 14, 2014, we filed a preliminary Schedule 14C with the Securities and Exchange Commission to amend our Articles of Incorporation to increase our authorized number of shares of common stock from 500,000,000 to 1,500,000,000. As of the date of the filing of this Form 10-K, we have not filed a definitive Schedule 14C or effectuated the increase in authorized

On January 16, 2015, we filed a definitive Schedule 14C with the Securities and Exchange Commission to amend our Articles of Incorporation to increase our authorized number of shares of common stock from 500,000,000 to 1,875,000,000.

Dividends

The Company’s Board of Directors paid no dividends during the year ended August 31, 2015.

Sale of Unregistered Securities

In February 2014, the Company issued 25,000,000 shares of its common stock in a regulation S transaction for $ 368,969 in cash.

During the year ended August 31, 2014 the Company issued 30,435,683 shares of common stock for the conversion of convertible debt with a value of $223,305

During the year ended August 31, 2014 the Company issued 500,000 shares of common stock for service with a value of $5,750.

During the year ended August 31, 2014 the Company issued 1,500,000 shares of common stock with convertible debt with a value of $186,050.

During the year ended August 31, 2014 the Company issued 5,356,091 shares of common stock for interest with a value of 316,365.

During the year ended August 31, 2014 the Company issued 2,150,000 shares of common stock to previous investors with a value of zero.

During the year ended August 31, 2015 the Company issued 1,691,251,833 shares of common stock for the conversion of convertible debt with a value of $260,966.

During the year ended August 31, 2015 the Company issued 5,500,000 shares of common stock for service valued at $5,500.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

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

2015 Overview

For the year ended August 31, 2015, total revenue decreased to $689,824 from $802,241 in fiscal 2014. The overall decrease in revenue during fiscal 2015 is entirely due to a drop in new revenue from network services.

For the year ended August 31, 2015, operating expenses decreased to $268,711 as compared to $ 1,844,935 in fiscal 2014. The decrease in operating expenses in fiscal 2015 as compared to fiscal 2014 is primarily related to cost of network services initiated from operations of acquisitions in the general and administrative costs.

Our net loss in fiscal 2015 decreased to $1,285,046 compared to $3,546,767 in fiscal 2014. In fiscal 2015 we accumulated net operating loss carry forwards and have recorded no provision for income tax.

Results of Operations

Revenues

Total revenue decreased by $112,417 to $ 689,824 during the year ended August 31, 2015, as compared to $802,241 in fiscal 2014. The overall decrease in revenue during fiscal 2015 as compared to fiscal 2014 is primarily attributable to lower revenue from subscriber base loss caused by new data center migration.

We do anticipate that both new acquisitions and organic growth of existing acquisitions will be a continuing source of revenue in the future.

2015 Deferred Revenue Backlog

At August 31, 2015, we have recorded deferred revenue of $46,243 versus $59,908 during the same period in 2014, which we expect to recognize throughout the next fiscal year.

Cost of Services

Costs of revenues consist primarily of direct network services purchased from carriers under preferred bulk purchase agreements. Cost of revenues increased to $754,930 from $740,685 during the year ended August 31, 2015 as compared to fiscal 2014

General and Administrative Expense

General and administrative expenses consist primarily of consulting services, stock based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. General and administrative expenses decreased to $244,139 during the year ended August 31, 2015 as compared to $1,499,418 in fiscal 2014 as management streamlined operations and reduced facilities, professional expenses and equipment expenses.

Depreciation and Amortization

Depreciation and amortization expenses during the year ended August 31, 2015 decreased to $24,572 as compared to $345,517 during fiscal 2014. We are amortizing the customer list value over its estimated useful life of five years.

Other Income/ Expense

Other income and expense totaled expense of $951,229 in fiscal year 2015 compared to other expense of $1,762,388 in 2014. The other expense in 2015 consisted of change in fair value of $290,084, settlement of note payable of $219,762 and interest expense of $441,383 while the other expense in 2014 consisted of impairment of assets of $315,016, change in fair value of derivative liability of $357,287, settlement on note payable of $255,000 and interest expense of $835,085

Net Income/Loss

Net loss for the year ended August 31, 2015 decreased to $1, 285,046 as compared to $3,545,767 in fiscal 2014. The decrease in net deficit is primarily due to decreases in general and administrative expenses in 2015 from 2014.

Liquidity and Capital Resources

As of August 31, 2015, the Company had $14,601 in cash. Current liabilities at August 31, 2015, including accounts payable, deferred revenue, accrued payroll liabilities related parties, and other accrued expenses totaled $648,550, notes payable of $1,433,465, derivate liability of $424,592 and other liabilities to related parties of $40,265. At August 31, 2015, current assets were $14,601 and current liabilities $2,546,872.

We manage our cash flow carefully with the intent to meet our obligations from cash generated from operations. There can be no assurance that cash generated from operations will be sufficient to fund our operating expenses or to allow us to meet our other obligations, and there is no assurance that debt or equity financing will be available, or if available, that such financing will be upon terms acceptable to us. Should we need to raise additional capital, either for business expansion reasons and / or to meet certain debt obligations, the Company may opt to issue additional equity securities.

Working Capital

Our working capital deficit increased by $438,359 during the year ended August 31, 2015 from a working capital deficit (current liabilities in excess of current assets) of $2,093,912 at August 31, 2014 to a working capital deficit of $2,532,271 at August 31, 2015. The increase in working capital deficit for the year ended August 31, 2015 is due to a combination of reasons, of which the significant factors include:

●	Cash had a net decrease from working capital by $28,269 for the year ended August 31, 2015. The most significant uses and proceeds of cash were:

■	Approximately $114,920 used by operating activities;

■	Proceeds of $86,650 from issuance of note payables

Total current assets of $14,601 and $42,870, as of August 31, 2015 and August 31, 2014, respectively.

Cash flow analysis

Cash used by operations was $114,920 during the year period ended August 31, 2015. During the year ended August 31, 2015, our primary capital needs were for operating expenses, including funds to support our business strategy, which primarily includes working capital necessary to fund operations and reducing our account payables.

Cash provided from financing activities consisted of net proceeds of $86,650 from issuance of convertible notes payable.

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

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (FDIC) covers $250,000 for substantially all depository accounts and temporarily provides unlimited coverage through December 31, 2015 for certain qualifying and participating non-interest bearing transaction accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of August 31, 2015, the Company had $42,870, which did not exceed these insured amounts.

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

Fair Value Measurements

As of August 31, 2015 and 2014, we do not have any financial assets or liabilities that are required to be, or that we elected to measure, at fair value.

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

ITEM 7A: Quantitative and Qualitative Disclosures About Market Risk

We do not believe that we face material market risk with respect to our cash, cash equivalents and restricted cash investments. We held no marketable securities as of August 31, 2015 or 2014.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements annexed to this Form 10-K for the year ended August 31, 2015 begin on page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation as of August 31, 2015, under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were ineffective as of August 31, 2015 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations of Internal Controls

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

Report of Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management has evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations (“COSO”) as of August 31, 2015. Based on this evaluation, management has concluded that our internal control over financial reporting is inadequate as of August 31, 2015, due to a limited staff and limited financial resources.

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fourth quarter of the fiscal year ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION.

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and executive officers

The names, ages, positions and terms of office of all of the Company’s directors and executive officers and all persons nominated or chosen to become such were:

Name	Age	Position
David F. Levy	69	Chairman of the Board, Chief Executive Officer
David K. Lee	34	President, Director
Richard Dea	66	Chief Financial Officer, Director

David F. Levy. Mr. Levy has served as the Company’s Chairman of the Board and Chief Executive Officer since 2012. From 1997 to 2012, Mr. Levy was Chairman and CEO of Inzon Corporation (“Inzon”), a voice over internet protocol (“VoIP”) technology public company providing complete voice, fax, data and conference call services on an ASP platform utilizing its own worldwide hybrid VoIP/TDM network. Mr. Levy was responsible for developing a proprietary VoIP technology. From 1988 to 1997, Mr. Levy was Chairman and CEO of Submicron Systems, a NASDAQ-listed, worldwide semiconductor technology company. Mr. Levy holds his BSME degree from University of Catholica, Rio de Janeiro, Brazil and MBA from John F Kennedy University, Orinda, CA.

David K Lee. Mr. Lee has served as the Company’s President and a director since January 2016. Prior to joining the Company, Mr. Lee served as President and sole owner of UMS. In 2007, he established a prepaid terminal business that grew to 1,000 stores and $30 million in revenue. In 2009, Mr. Lee launched Cell Phone Depot, later to be named CPD and grew the company through acquisitions within the industry.

Richard Dea. Mr. Dea has served as the Company’s Chief Financial Officer and a director since 2013. Prior to joining the Company, Mr. Dea served as the Chief Financial Officer for Inzon from 2004 to 2008. Richard brings over 25 years of diverse financial accounting, systems and regulatory experience working in large telecom organizations. Mr. Dea began his career with PWC serving on the audit and tax staff. He received his BS in accounting from Florida State University.

There are no family relationships between any of the executive officers and directors. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past 10 years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.	being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during the fiscal year ended August 31, 2015, all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with.

Code of Ethics

We have not adopted a code of ethics because our board of directors believes that our small size does not merit the expense of preparing, adopting and administering a code of ethics. Our board of directors intends to adopt a code of ethics when circumstances warrant.

Corporate Governance

Election of Directors; Term of Office

Each director of our company is to serve for a term of one year ending on the date of subsequent annual meeting of stockholders following the annual meeting at which such director was elected. Notwithstanding the foregoing, each director is to serve until his successor is elected and qualified or until his death, resignation or removal. Our board of directors is to elect our officers and each officer is to serve until his successor is elected and qualified or until his death, resignation or removal.

Holders of our common stock are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders, including the election of directors. Cumulative voting with respect to the election of directors is permitted by our Articles of Incorporation. However, Mr. Levy, by virtue of his 5 shares of our Series A Preferred Stock effectively has voting control of the Company. A holder of a share of Series A Preferred Stock is entitled to voting rights equal to two (2) times the sum of: i) the total number of shares of Common Stock which are issued and outstanding at the time of voting, plus ii) the total number of shares of any Preferred Stock which are issued and outstanding at the time of voting.

Committees of the Board

Our board of directors held no formal meetings during the fiscal year ended August 31, 2015. All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and our By-laws, as valid and effective as if they had been passed at a meeting of our directors duly called and held.

We currently do not have nominating or compensation committees or committees performing similar functions nor do we have a written nominating or compensation committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our board of directors.

We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request to the address appearing on the first page of this annual report.

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 11: EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding compensation earned for all services rendered to us in all capacities during fiscal years 2015 and 2014 by our Directors, principal executive officer, and principal financial officer (collectively, the “Named Executive Officers”).

					Non-Equity	Change in Pension Value and Nonqualified
					Incentive	Deferred
			Stock	Option	Plan	Compensation	All Other
Name	Years	Salary($)	Awards($)	Awards($)	Compensation($)	Earnings($)	Compensation($)	Total($)
David Levy	2015	9,500	—	—	—	—	—	9,500
	2014	24,580	—	—	—	—	—	24,580

Richard Dea	2015	—	—	—	—	—	—	—
	2014	5,000	—	—	—	—	—	5,000

Compensation of Directors

During the years ending August 31, 2015 and 2014, we did not pay cash or equity compensation to non-employee directors.

Outstanding Equity Awards at Fiscal Year End

As of August 31, 2015, Mr. Levy held 2, 020,005 shares of our “restricted” common stock. There were no outstanding stock options at August 31, 2015.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the number of shares of our voting stock beneficially owned as of April 14, 2016, by (i) each person known to us to be the beneficial owner of more than 5% of our voting stock; (ii) each director; (iii) each executive officer; and (iv) all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given had sole voting and investment power over the shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each person shown is c/o iTalk, Inc., 100 E. Linton Blvd., Suite 144-A, Delray Beach, Florida 33483.

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

Name of Beneficial Owner, Director, and Named Executive Officers	Number of Shares	Percent of Class
Directors and Named Executive Officers
David F. Levy – Chief Executive Officer, Director (a)	2,020,005	0.1	%(a)
David K. Lee	0	0%
Richard Dea – Chief Financial Officer	0	0%
All Directors and Executive Officers as a group (3 persons)	2,020,005	0.1	%(a)

(a)	Of this number, 2,020,000 shares are of our common stock and, 5 shares are of our Series A Preferred Stock as disclosed on Mr. Levy’s Form 4 filed on October 22, 2013. A holder of a share of Series A Preferred Stock is entitled to voting rights equal to two (2) times the sum of: i) the total number of shares of Common Stock which are issued and outstanding at the time of voting, plus ii) the total number of shares of any Preferred Stock which are issued and outstanding at the time of voting. As such, Mr. Levy effectively has voting control of the Company.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

On September 28, 2015, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) on September 24, 2015 with Mr. Lee, who is now our President and a member of our board of directors, and UMS. Pursuant to the terms of the Purchase Agreement, the Company agreed to acquire from Mr. Lee all of the issued and outstanding capital stock of UMS in exchange for shares of the Company’s preferred stock, par value $0.001 per share, (“Preferred Stock”), convertible into 85% of the Company’s fully diluted common stock, par value $0.001 per share (“Common Stock”), as of the date of closing (the “Exchange”), prior to giving effect to dilution of the issued and outstanding shares of Common Stock by (i) shares of Common Stock underlying options to be issued to David Levy under a management option plan, which will represent 5.0% of the fully diluted shares of Common Stock of the Company at the date of exercise of the options (“Prospective Levy Options”), (ii) shares of Common Stock underlying a warrant to be issued to Mesa Partner, which will represent 4.9% of the fully diluted shares of Common Stock of the Company at the date of exercise of the warrant (“Prospective Mesa Partner Warrant”), and (iii) shares of Common Stock underlying a warrant to be issued to Andora Holdings, LLC, which will represent 4.9% of the fully diluted shares of Common Stock of the Company at the date of exercise of the warrant (“Prospective Andora Holdings Warrant”).

On January 29, 2016 (“Closing Date”), the Company closed (“Closing”) on the Exchange under the Purchase Agreement pursuant to which the Company acquired 100,000 shares of common stock of UMS held by Mr. Lee, representing all of the issued and outstanding capital stock of UMS, in exchange for issuing 106,250 shares of Preferred Stock of the Company to Mr. Lee and/or his affiliates, convertible into 10,625,000,000 shares of Common Stock of the Company (where each share of Preferred Stock is convertible into 100,000 shares of Common Stock). Upon Closing of the Exchange, UMS became a wholly owned subsidiary of the Company and the Company’s pro-forma shares of Common stock and Preferred Stock issued and outstanding after giving effect to the Exchange was 1,875,000,000 shares of Common Stock and 106,250 shares of Preferred Stock, convertible into 10,625,000,000 shares of Common Stock of the Company (representing approximately representing 85% of the Company’s fully diluted Common Stock as of the Closing Date), prior to giving effect to dilution of the issued and outstanding shares of Common Stock by the shares of Common Stock underlying the Prospective Levy Options, Prospective Mesa Partner Warrant and Prospective Andora Holdings Warrant.

In connection with the Exchange, on January 29, 2016, David F. Levy resigned as the Company’s President and Mr. Lee was appointed as the Company’s President and as a director. Mr. Levy still remains the Chief Executive Officer, Chairman of the Board of Directors, Treasurer, and Secretary and a director of the Company.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed to our company for the fiscal years ended August 31, 2015 and 2014 for professional services rendered by independent registered public accounting firms:

Fees	2015	2014
Audit Fees	$13,500	$13,500
Audit-Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$13,500	$13,500

Audit Fees

Audit fees were for professional services rendered for the audits of our financial statements and for review of our quarterly financial statements during the 2015 and 2014 fiscal years.

Audit-related Fees

During the 2015 and 2014 years, our independent registered public accountants did not provide any assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under the caption “Audit Fees” above. Therefore, there were no audit-related fees billed or paid during the 2015 and 2014 fiscal years.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended August 31, 2015 and 2014, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2015 and 2014 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

Pre-Approval Policies and Procedures

Our entire board of directors, which acts as our audit committee, pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent registered public accounting firm and believe that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements

The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits

Exhibit	Exhibit
Number	Description
21.1 *	Subsidiaries of Registrant
31.1 *	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2 *	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1 *	Section 1350 Certification of Principal Executive Officer.
32.2 *	Section 1350 Certification of Principal Financial Officer.
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITALK, INC.

Date: April 15, 2016	By:	/s/ David F Levy
David F. Levy Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints David F. Levy as attorney-in-fact with full power of substitution to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report on Form 10-K, which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the annual report on Form 10-K with the Securities and Exchange Commission. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David F. Levy	Chairman of the Board and Executive Officer	April 15, 2016
David F. Levy	(principal executive officer)

/s/ David K. Lee	President and Director	April 15, 2016
David K. Lee

/s/ Richard Dea	Chief Financial Officer and Director	April 15, 2016
Richard Dea	(principal financial officer and principal accounting officer)

iTALK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of iTalk, Inc.

We have audited the accompanying consolidated balance sheets of iTalk, Inc. as of August 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. iTalk, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of iTalk, Inc.’s internal control over financial reporting as of August 31, 2015 and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iTalk, Inc. as of August 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A

West Palm Beach, FL

April 15, 2016

iTALK, INC.

CONSOLIDATED BALANCE SHEETS

	August 31, 2015	August 31, 2014
		(Restated)
ASSETS
Current assets:
Cash	$14,601	$42,870

Total current assets	14,601	42,870

Property and equipment, net	—	2,775
Customer list, net	129,622	167,743

Total assets	$144,223	$213,388

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$274,807	$230,602
Accrued salary –related parties	327,500	102,500
Convertible notes payable –net of discount	818,080	556,656
Note payable	615,385	325,000
Stock based payable	—	14,725
Settlement payable	—	172,385
Advances payable, related party	3,300	3,300
Loans payable, related party	36,965	36,965
Derivative liability	424,592	634,741
Deferred revenue	46,243	59,908
Total current liabilities	2,546,872	2,136,782

Total liabilities	2,546,872	2,136,782

Commitments and contingencies	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock; Series A $0.001 par value; 10 shares authorized; 5 shares issued and outstanding as of August 31, 2015 and August 31, 2014	—	—
Common stock, $0.001 par value 1,875,000,000 shares authorized; 1,808,001,287 and 111,249, 454 shares issued and outstanding as of August 31, 2015 and August 31, 2014, respectively	1,808,002	111,250
Additional paid in capital	1,367,515	2,269,067
Accumulated deficit	(5,579,667)	(4,294,621)
Total stockholders’ deficit	(2,404,150)	(1,914,304)

Total liabilities and stockholders’ deficit	$144,223	$213,388

See the accompanying notes to the consolidated financial statements.

iTALK INC. CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended August 31,
	2015	2014
		(Restated)
REVENUES:
Sales	$689,824	$802,241
Cost of sales	754,930	740,685

Gross profit (loss)	(65,106)	61,556

OPERATING EXPENSES:
Selling, general and administrative	244,139	1,499,418
Depreciation and amortization	24,572	345,517
Total operating expenses	268,711	1,844,935

Loss from operations	(333,817)	(1,783,379)

Other expense:
Impairment of assets	—	(315,016)
Loss on derivatives	(290,084)	(357,287)
Loss contingency	(219,762)	(255,000)
Interest expense	(441,383)	(835,085)
Total other expense	(951,229)	(1,762,388)

Net loss	(1,285,046)	(3,545,767)

Net loss per common share, basic	$(0.00)	$(0.06)
Weighted average number of common shares outstanding, basic and diluted	764,373,291	55,462,879

See the accompanying notes to the consolidated financial statements.

iTALK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at August 31, 2013	46,350,000	$46,350	$579,151	$(748,854)	$(123,353)

Common stock issued for cash	25,000,000	25,000	343,969	—	368,969
Common stock issued upon conversion of convertible debt	30,435,683	30,436	192,869	—	223,305
Common stock issued for services	500,000	500	5,250	—	5,750
Common stock issued with convertible debt	1,500,000	1,500	186,050	—	187,550
Common stock issued for interest	5,356,091	5,356	311,009	—	316,365
Common stock issuance to previous investors	2,107,680	2,107	(2,107)	—	-
Reclass derivatives upon conversion	—	—	400,921	—	400,921
Amortization of related party compensation	—	—	251,956	—	251,956

Net loss	—	—	—	(3,545,767)	(3,545,767)

Balance at August 31, 2014 (Restated)	111,249,454	111,250	2,269,067	(4,294,621)	(1,914,304)

Common stock issued upon conversion of convertible debt	1,691,251,833	1,691,252	(1,430,286)	—	260,966
Common stock issued to previous investors	5,500,000	5,500	(5,500)	—	—
Reclassification of derivatives upon conversion of convertible debt	—	—	534,234	—	534,234

Net loss	—	—	—	1,285,046)	1,285,046

Balance at August 31, 2015	1,808,001,287	$1,808,002	$1,376,515	$(5,579,667)	$(2,404,150)

See the accompanying notes to the consolidated financial statements.

iTALK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year ended August 31,
	2015	2014
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,285,046)	$(3,545,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,896	5,750
Stock based compensation	(14,725)	257,706
Change in fair value derivative liabilities	290,084	357,287
Stock issued for interest	—	316,365
Loss contingency	290,385	—
Impairment of assets	—	315,096
Amortization of debt discount	—	910,987
Registration rights penalty	—	255,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	263,611	(41,778)
Accrued salaries – related parties	—	—
Prepaid expenses	—	36,869
Deferred revenue	(13,665)	(16,396)
Net cash used in operating activities	(114,920)	(1,148,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	368,969
Proceeds from convertible note payable	86,650	780,412
Net cash provided by financing activities	86,650	1,149,381

Net change in cash	(28,269)	500
Cash, beginning of year	42,870	42,370
Cash, end of year	$14,601	$42,870

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$—	$—
Income taxes paid	$—	$—

Non cash investing and financing activities:
Common stock issued in connection with issuance of convertible debt	$—	$187,550
Common stock issued upon conversion of convertible debt	$260,966	$223,305

See the accompanying notes to the consolidated financial statements.

iTALK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

ITALK, INC. (the “Company”) was formed on July 10, 2006 under the laws of the State of Nevada as Sopac Cellular Solutions, Inc. On December 18, 2012, the Company changed its name iTALK, INC. affected by way of a merger with its wholly-owned subsidiary iTalk, Inc which was created solely to facilitate the name change.

On September 24, 2015 the Company entered into a Purchase and Sale Agreement with United Mobile Solutions Corp., (“UMS”) a Delaware corporation. Under the terms of the Purchase Agreement, the Company agreed to acquire from Mr. Lee all of the issued and outstanding capital stock of UMS in exchange for shares of the Company’s preferred stock, par value $0.001 per share, convertible into 85% of the Company’s fully diluted common stock, par value $0.001 per share as of the date of closing which occurred on January 29, 2016. UMS was formed in May 2010 and is in the business of providing value added products and services to T-Mobile dealers, mobile virtual network operations dealers, wireless product and service resellers, exclusive carrier agents, distributors and wholesalers nationwide. In addition to its products and services, the Company is also an authorized Master Agent and wholesale partner of T-Mobile U.S.A. contracted to do business in the southeastern region of the United States including provides training and development, new dealer recruitment, retail store development and commissions processing for its sub agents to its customers. ,

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, iTalk, Inc. and RocketVoIP, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company follows the guidance in Staff Accounting Bulletin 104 (“SAB 104”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 104 states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.

Revenues are primarily derived from fees charged to terminate voice services over the Company’s network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue from each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s consolidated balance sheets as deferred revenue. As of August 31, 2014 and 2015, the Company recorded deferred revenue of $59,908 and $46,243, respectively.

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include impairment of intangible assets assumptions used in the fair value of stock-based compensation and derivative liabilities.

Net Loss per Common Share

The Company computes net loss per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted net income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. For the years ended August 31, 2015 and 2014; 10,683,124,795 and 83,165,121 shares, respectively, underlying convertible debt were not included in the diluted loss per share because their impact was anti-dilutive.

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

The Company accounts for and reports acquired goodwill and other intangible assets under Accounting Standards Codification subtopic 350-10, Intangibles, Goodwill and Other (“ASC 350-10”). In accordance with ASC 350-10, the Company tests its intangible assets for impairment on an annual basis and when there is reason to suspect that their values have been diminished or impaired. Any write-downs will be included in results from operations. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates. During the years ended August 31, 2015 and 2014, the Company impaired assets creating an impairment charge of $81,915 and $307,373, respectively.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.

As a result, management determined it was more likely than not the deferred tax assets would not be realized.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2015 and 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Stock-Based Compensation

The Company accounts for stock based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $1,285,046 and $3,545,767 for the years ended August 31, 2015 and 2014, respectively, and accumulated deficit of $5,579,667 and total current liabilities in excess of current assets of $2,532,271 as of August 31, 2015.

The Company has not generated positive cash flows from operations and will be dependent on raising funds to satisfy its ongoing capital requirements for the next 12 months. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or by in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, or on acceptable terms, or at all. In any of these pressures, any of these circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – FAIR VALUE MEASUREMENTS

As defined in (Financial Accounting Standards Board ASC 820), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilized the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1 –	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 –	Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 –	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as August 31, 2015 and 2014.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities as of August 31, 2015	$—	$—	$424,265	$424,265
Derivative liabilities as of August 31, 2014	$—	$—	$634,741	$634,741

NOTE 4– PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at August 31, 2015 and 2014:

	2015	2014
Property and equipment	$2,775	$8,525
Less: accumulation depreciation	(2,775)	(5,750)
Net property and equipment	—	$2,775

Depreciation expense totaled $2,775 and $5,750 for the year ended August 31, 2015 and 2014 respectively.

NOTE 5 – IMPAIRMENT OF ASSETS

During the year ended August 31, 2014 the Company determined that the carrying value of the assets, including cost of customer list, domain names and property and equipment of $315,096 exceeded their fair value by $300,185 and recognized an impairment loss for the year ended August 31, 2014.

NOTE 6 – DERIVATIVE INSTRUMENTS

The Company issued debt instruments that were convertible into common stock of the Company’s common stock. The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815.

The following table summarizes the changes in the derivative liabilities during the years ended December 31, 2015 and 2014:

Balance as of December 31, 2013	$—

Calculation of derivative liability at inception	755,985
Reclassification of derivative liability to equity	(400,921)
Change in fair value of derivative liability	279,677

Balance as of December 31, 2014	634,741

Calculation of derivative liability at inception	69,537
Reclassification of derivative liability to equity	(497,172)
Change in fair value of derivative liability	217,485

Balance as of December 31, 2015	$424,592

NOTE 7 – NOTE PAYABLE

On February 11, 2014, the Company issued a promissory note of $325,000 with principal and interest payments beginning August 31, 2014 with an interest rate of 3.75% per annum, unsecured.

On November 21, 2014, in the 17th Judicial Circuit Court in Broward County, Florida (the Court 1”), a Contract and Indebtedness lawsuit was filed by the holder of the note against the Company. It commenced an action against the company to recover an aggregate dollar amount of $395,623. Management estimates the probable loss from this matter will be $255,000, which was added to the note balance on the accompanying balance sheet as of August 31, 2015. As of August 31, 2015 and 2014 the outstanding balance of the note was $650,623 and $325,000, respectively, and the note is in default with the litigation still pending.

NOTE 8 – CONVERTIBLE NOTE PAYABLE

Yew

On May 17, 2013, the Company issued a $130,928 unsecured convertible promissory note that matured August 31, 2013. The note bears interest at a rate of 4.9% and was convertible into 130,928 shares of the Company’s common stock, at a conversion rate of $1.00 per share. Interest was also convertible into common stock at the conversion rate of $1.00 per share. In October 2013, the note was transferred IBC Funds however the original note holder was not paid and the note reverted to the original holder.

IBC Notes

On October 17, 2013 the IBC Fund purchases both the note for $130,928 and $250,000. The note holder of the $130,000 note was not paid by the purchaser so the note was reverted to its original owner. On October 10, 2014 the Company issued 15,210,000 shares of common stock for full settlement of the outstanding balance to IBC with a value of $293,901.

Radican Notes

On September 16, 2013, the Company issued two unsecured notes payable, in the aggregate amount of $150,000, bearing interest at 12% per annum with both principal and interest due at March 31, 2014.

The holders have a right, at maturity or in an event of default (as defined), to convert any outstanding and unpaid principal portion of the notes and accrued interest at a conversion price of 50% of the average of five lowest bid prices of the Company’s common stock during the previous fifteen trading days from the conversion date.

At inception, the Company has identified the embedded derivatives related to the above described notes. These embedded derivatives included certain conversion features and reset provisions.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of notes and to fair value as of each subsequent reporting date which at August 31, 2015 was $165,002. At the inception of the settlement agreement, the Company determined the aggregate fair value of $165,000 of the embedded derivatives.

The initial fair value of the embedded debt derivative of $165,000 was allocated as a debt discount up to the face amount of the notes ($150,000) with the remainder ($15,000) charged to loss on derivative.

During the year ended August 31, 2015 the Company issued 10,000,000 shares of common stock for interest with a value of $ 7,000. As of August 31, 2015 and 2014 the balance of the notes were $150,000.

JSJ Investments, Inc.

On July 1, 2013, the Company issued an unsecured convertible note in the amount of $26,359, bearing interest at 12% per annum to Ruben Nicholls. On October 22, 2014 the note was purchased by JSJ Investments Inc. and replaced on February 27, 2014. The note is interest bearing at 12%.

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

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of note and to fair value as of each subsequent reporting date which at August 31, 2014 was $33,069. At the inception of the note, the Company determined the aggregate fair value of $33,069 of the embedded derivatives.

As of August 31, 2015 and 2014 the balance of the note was zero and $26,359, respectively. During the year ended August 31, 2015 and 2014, respectively, the note was converted into 52,718,560 and 4,495,593 shares of common stock with a value of $11,597 and $14,762.

On February 27, 2014, the Company issued an unsecured 12% convertible note in the amount of $30,000, bearing interest at 12% per annum with both principal and interest due on August 27, 2014.

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

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of note and to fair value as of each subsequent reporting date which at August 31, 2014 was $42,000. At the inception of the note, the Company determined the aggregate fair value of $42,000 of the embedded derivatives.

As of August 31, 2015 and 2014 the balance of the note was zero and $30,000, respectively. During the year ended August 31, 2015 the note was converted into 25,682,357 shares of common stock with a value of $31,599.

On April 1, 2014, the Company issued an unsecured 12% convertible note in the amount of $50,000, bearing interest at 12% per annum with both principal and interest due on October 1, 2014.

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

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of note and to fair value as of each subsequent reporting date which at August 31, 2014 was $83,333. At the inception of the note, the Company determined the aggregate fair value of $83,333 of the embedded derivatives.

The initial fair value of the embedded debt derivative of $83,333 was allocated as a debt discount up to the face amount with the remainder recorded as a discount to be amortized over the term of the note. As of August 31, 2015 the balance of the note was zero.

LG Capital Funding, LLC

On March 3, 2014, the Company issued an unsecured 8% convertible redeemable note in the amount of $25,000, bearing interest at 8% per annum with both principal and interest due on March 3, 2015.

The note was convertible into the Company’s common stock, after 180 days, at a conversion price at a 45% discount to the lowest bid twenty trading days preceding the delivery of any conversion notice.

The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features and reset provisions.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of note and to fair value as of each subsequent reporting date which at August 31, 2015 was zero. At the inception, the Company determined the aggregate fair value of $29,456 of the embedded derivatives.

The initial fair value of the embedded debt derivative of $42,000 was allocated as a debt discount up to the face value ($25,000) with the remainder ($42,000) charged to loss on derivative.

During the year ended August 31, 2015 the note was converted into 21,044,172 shares of common stock with a value of $26,027 As of August 31, 2015 and 2014 the balance of the note was zero and $25,000, respectively.

On August 7, 2014, the Company issued an unsecured 8% convertible redeemable note in the amount of $40,000, bearing interest at 8% per annum with both principal and interest due on August 7, 2015. The Company has an option, during the first 180 days, to pay the note in cash at a redemption premium of 145% of the principal amount with any accrued interest.

The note is convertible into the Company’s common stock, after 180 days, at a conversion price at 43% discount to the lowest average of the bid ten trading days preceding the delivery of any conversion notice.

The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features and reset provisions.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of note and to fair value as of each subsequent reporting date which at August 31, 2015 was $33,600. At the inception of the note, the Company determined the aggregate fair value of $46,021 of the embedded derivatives. During the year ended August 31, 2015 the note was converted into 193,270,611 shares of common stock with a value of $11,155. As of August 31, 2015 and 2014 the amount of the note outstanding was $28,680 and $40,000, respectively.

The initial fair value of the embedded debt derivative of $46,021 was allocated as a debt discount up to the face value of the note ($25,000) with the remainder ($16,396) charged to loss on derivative. As of August 31, 2015 and 2014 the balance of the note was $28,689 and $41,022 respectively.

On May 20, 2015, the Company issued an unsecured 8% convertible redeemable note in the amount of $23,650, bearing interest at 8% per annum with both principal and interest due on May 22, 2016.

The note is convertible into the Company’s common stock, after 180 days, at a conversion price at 43% discount to the lowest bid twenty trading days preceding the delivery of any conversion notice.

The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features and reset provisions.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of note and to fair value as of each subsequent reporting date which at August 31, 2015 was $56,681. At the inception of the note, the Company determined the aggregate fair value of $56,681 of the embedded derivatives.

The initial fair value of the embedded debt derivative of $56,681 was allocated as a debt discount up to the settlement agreement ($25,000) with the remainder ($16,396) charged to current period operations as interest expense. As of August 31, 2015 the balance of the note was $23,650.

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

The balance of the note as of August 31, 2015 was zero. During the year ended August 31, 2015 the note was converted into 843,625,000 shares of common stock.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of note and to fair value as of each subsequent reporting date which at August 31, 2014 was $53,000. At the inception of the settlement agreement, the Company determined the aggregate fair value of $53,000 of the embedded derivatives.

The initial fair value of the embedded debt derivative of $53,000 was allocated as a debt discount up to the face amount of the note ($50,000) with the remaining ($3,000) charged to loss on derivative. As of August 31, 2015 the balance of the note was zero.

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

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of note and to fair value as of each subsequent reporting date. At the inception of the settlement agreement, the Company determined the aggregate fair value of $12,855 of the embedded derivatives.

As of August 31, 2015, the balance of the note was zero. During the year ended August 31, 2015, the note was converted into 181,763,636 shares of common stock.

Dutchess Opportunity Fund II, LP

On October 17, 2013, the Company issued an unsecured convertible note in the principal amount of $300,000 to Dutchess Opportunity Fund, II, LP (“Dutchess”). The Company received proceeds from the Note in the amount of $235,000. The Note does not bear an interest rate; however, the Company was obligated to repay Dutchess $300,000 on or before October 17, 2015. The Company is obligated to pay

Dutchess monthly amortization payments of $20,000 beginning on December 1, 2013.

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

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of note and to fair value as of each subsequent reporting date which at August 31, 2015 was zero. At the inception of the note, the Company determined the aggregate fair value of $42,099 of the embedded derivatives.

In addition, as an inducement to enter into the note, the Company issued 1,000,000 shares of common stock to Dutchess. The Fair value of the inducement shares issued of $145,000 charged to current interest expense during year ended August 31, 2015.

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

The Company shall initially register for resale an amount of shares of common stock which would be issuable on the date preceding the filing of the registration statement based on the conversion price (as defined in the Debenture) of the Debenture; or, an amount equal to the maximum amount allowed under Rule 415 (a) (1) (i) as interpreted by the SEC.

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

On March 16, 2016, Company entered into a settlement agreement whereby the fund received a warrant to purchase 150,000,000 shares to common stock at $0.0001 per share in exchange for penalties and amounts owing pursuant to the registration rights agreement. The Company valued the settlement and accrued $255,000 as of August 31, 2014 against the note payable for a total liability of $616,385.

NOTE 9 – STOCKHOLDERS EQUITY

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

Each share of the Series B Preferred Stock share has 20 votes for any election or other vote placed before the shareholders of the Company.

Common stock

On January 16, 2015, the Company amended the Articles of Incorporation to increase its authorized number of shares of common stock from 500,000,000 to 1,875,000,000.

In February 2014, the Company issued 25,000,000 shares of its common stock in a regulation S transaction for $ 368,969 in cash.

During the year ended August 31, 2014, the Company issued 30,435,683 shares of common stock for the conversion of convertible debt with a value of $223,305

During the year ended August 31, 2014 the Company issued 500,000 shares of common stock with a fair value of $5,750 for service.

During the year ended August 31, 2014 the Company issued 1,500,000 shares of common stock with a fair value of $187,550 for convertible debt.

During the year ended August 31, 2014 the Company issued 5,356,091 shares of common stock with a fair value of $ 316,365 for interest.

During the year ended August 31, 2014 the Company issued 2,150,000 shares of common stock to previous investors in consideration for the Company’s delayed issuing of shares purchased for cash.

During the year ended August 31, 2015 the Company issued 1,691,251,833 shares of common stock for the conversion of convertible debt with a value of $260,966

During the year ended August 31, 2015 the Company issued 5,500,000 shares of common stock for to previous investors in consideration for the Company’s delayed issuing of shares purchased for cash.

NOTE 10 - INCOME TAXES

At August 31, 2015 and 2014, the Company had a federal net operating loss carry forward of approximately $5,594,813 and $4,309,767, respectively, which expires in varying amounts between 2032 and 2034.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2015	2014
Deferred tax assets:
Net operating loss carry forward	$5,594,813	$4,309,767
Total deferred tax assets	1,958,185	1,508,418
Less: Valuation Allowance	(1,958,185)	(1,509,418)

Net Deferred Tax Assets	$—	$—

The valuation allowance for deferred tax assets as of August 31, 2015 and 2014 was $1,958,185 and $1,509,418, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2015 and 2014, accordingly, recorded a full valuation allowance.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation

On October 18, 2013, the Circuit Court in the 12th Judicial Circuit in and for Sarasota County, Florida (the “Court”), entered an Order Granting Approval of Settlement Agreement (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a Settlement Agreement (the “Settlement Agreement”) between the Company and IBC Funds, LLC, a Nevada limited liability company (“IBC”), in the matter entitled IBC Funds, LLC v. iTalk Inc., Case No. 2014 CA 7461 NC (the “Action”). IBC commenced the Action against the Company on October 16, 2014 to recover an aggregate of $418,000 of past-due obligations of the Company, which IBC had purchased from certain vendors of the Company pursuant to the terms of separate claim purchase agreements between IBC and each of such vendors, plus fees and costs (the “Claim”). The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding upon the Company and IBC upon execution of the Order by the Court on October 18, 2013. The debt amount was reduced by $130,928, as of September 11, 2014 by default cancelation.

Pursuant to the terms of the Settlement Agreement approved by the Order, on October 21, 2013, the Company issued $1,107,680 shares of the Company’s common stock as a settlement fee and agreed to issue, in one or more tranches as necessary, that number of shares equal to $70,000 upon conversion to Common Stock at a conversion rate equal to 65% of the lowest closing bid price of the Common Stock during the ten trading days prior to the date the conversion is requested by IBC. The remaining debt balance in the amount of $287,072 has been fully satisfied as of November 2014 with the issuance of 15,210,000 shares of common stock by the Company with a value of $293,901.

On November 21, 2014, on the 17th Judicial Circuit Court in and Broward County, Florida (the Court 1”), a Contract and Indebtedness lawsuit was filed by TCA Global Credit Master Fund, L.P. against the company. It commenced an action against the company to recover an aggregate dollar amount of $395,623.04. As of August 31, 2015 the litigation was still pending. (See Note: 16 Subsequent Events)

Registration Rights

The Company entered into a registration rights agreement with the holder of a $300,000 convertible note requiring the Company to, by December 16, 2013, prepare and file with the Securities and Exchange Commission (“SEC”) a registration statement or registration statements covering the resale of all of the common stock, plus also covers such indeterminate number of additional shares of common stock as may become issuable upon stock splits, stock dividends or similar transactions.

The Company shall use its best efforts to have the registration statement filed with the SEC by December 16, 2013. If the registration statement covering the registrable securities required to be filed by the Company is not filed by the Filing Deadline, then the Company shall pay the holder the sum of two percent per month of the Face Amount of the Debentures outstanding as liquidated damages, and not as a penalty. In addition, if the Company fails to file the registration statement by the filing deadline, the conversion price of the debentures will decrease by ten percent (10%) of the original conversion price.

On March 16, 2016 the Company entered into a settlement agreement with the Dutchess Opportunity II Fund, LLC whereby the fund received a warrant to purchase 150,000,000 shares to common stock at $0.0001 per share in exchange for amounts owing pursuant to the registration rights agreement. The Company valued the settlement and accrued $255,000 as of August 31, 2014 against the note payable for a total liability of $616,385.

NOTE 12 – RELATED PARTY TRANSACTIONS

As of August 31, 2015 there was a loan payable due to Ezra E. Ezra, a former officer of the Company for $21,965, which is non-interest bearing with no specific repayment terms and a loan payable due to David F. Levy for $15,000 which is non-interest bearing with no specific repayment terms.

During the years ended August 31, 2015 and 2014 the Company accrued salaries for two of their officers. The accrued amounts totaled $327,500 and $102,500 as of August 31, 2015 and 2014, respectively

During the year ended August 31, 2014, the Company accrued directors’ fees of $3,300. The advances are non-interest bearing and are payable upon demand.

NOTE 13 – RESTATEMENT

The Company determined that it’s accounting for derivative liabilities, impairment of ling-lived assets, deferred revenue and preferred stock were not accurate as previously reported. The Company has restated that balance sheet and income statement as of and for the year ended August 31, 2014 as follows

	Reported	Adjustment	Restated
ASSETS
Current assets:
Cash	$42,870	$-	$42,870
Prepaid	71,318-	(71,318)	—
Property and equipment, net	74,106	(71,331)	2,775
Domain rights	125,400	(125,400)	—
Debt issuance expense	28,588	(28,588)	—
Customer lists, net	164,838	2,905	167,743
Total assets	$507,120	$(163,268)	$213,388
Current liabilities:
Accounts payable and accrued expenses	$335,407	$(104,805)	$230,602
Accrued salary –related parties	327,500	(225,000)	102,500
Convertible notes payable –net of discount	554,975	1,681	556,656
Note payable	435,850	(110,850)	325,000
Stock based payable	14,725	—	14,725
Settlement payable	348,00-	(172,615)	172,385
Advances payable, related party	3,300	—	3,300
Advances	50,000	(50,000)	—
Loans payable, related party	36,965	—	36,965
Derivative liability	476,429	158,312	634,741
Deferred revenue	104,565	(44,657)	59,908
Total liabilities	2,360,216	(223,434)	2,136,782
Preferred stock; Series B	50,000	(50,000)	—
Common stock,	111,249	1	111,250
Additional paid in capital	1,212,815	1,056,252	2,269,067
Accumulated deficit	(3,227,161)	1,067,460	(4,294,621)
Total stockholders’ deficit	$(1,835,096	$(79,200)	$(1,914,304)

	Reported	Adjustments	Restated
Sales	$757,583	$44,659	$802,241
Cost of sales	728,176	12,509	740,685
Selling, general and administrative	1,727,923	(228,505)	1,499,418
Research and development	35,000	(35,000)	—
Depreciation and amortization	133,133	212,517	345,517
Total operating expenses	1,896,056	(51,121	1,844,935
Loss from operations	(1,866,649)	(83,270)	(1,783,379)
Impairment of assets		(315,016)	(315,016
Loss on derivatives	—	(357,287)	(357,287)
Loss contingency	—	(255,000)	(255,000)
Interest expense	(611,658)	(223,427)	(835,085)
Net loss	$(2,478,307)	$(1,067,460)	(3,545,767)
Loss per share	$(0.02)	$(0.04)	$(0.06)
Weighted number of average shares	111,249,454	(44,337,937)	55,462,879

NOTE 14 – MAJOR VENDORS

The Company has vendors that supply transmission systems for their customers’ calls. Three vendors provided 69.4% and 83.3% of their product delivery in the years ended August 31, 2015 and 2015, respectively.

The following table set forth the percentage below:

	Percent of total purchases		Accounts payable as of
Percent of total purchases	2015	2014	August 31, 2015
Vendor A	37.70%	39.20%	$5,464
Vendor B	18.20%	15.60%	$3,160
Vendor C	13.45%	28.50%	$1,949
TOTAL	69.35%	83.30%	$10,564

NOTE 15 – SUBSEQUENT EVENTS

The Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) on September 24, 2015 with Kil W. Lee (“Mr. Lee”) and United Mobile Solutions Corp., a Delaware corporation (formerly known as United Mobile Solutions, LLC) (“UMS”). Pursuant to the terms of the Purchase Agreement, the Company agreed to acquire from Mr. Lee all of the issued and outstanding capital stock of UMS in exchange for shares of the Company’s preferred stock, par value $0.001 per share, (“Preferred Stock”), convertible into 85% of the Company’s fully diluted common stock, par value $0.001 per share (“Common Stock”), as of the date of closing (the “Exchange”), prior to giving effect to dilution of the issued and outstanding shares of Common Stock by (i) shares of Common Stock underlying options to be issued to David Levy under a management option plan, which will represent 5.0% of the fully diluted shares of Common Stock of the Company at the date of exercise of the options (“Prospective Levy Options”), (ii) shares of Common Stock underlying a warrant to be issued to Mesa Partner, which will represent 4.9% of the fully diluted shares of Common Stock of the Company at the date of exercise of the warrant (“Prospective Mesa Partner Warrant”), and (iii) shares of Common Stock underlying a warrant to be issued to Andora Holdings, LLC, which will represent 4.9% of the fully diluted shares of Common Stock of the Company at the date of exercise of the warrant (“Prospective Andora Holdings Warrant”).

On January 29, 2016 (“Closing Date”), the Company closed (“Closing”) on the Exchange under the Purchase Agreement pursuant to which the Company acquired 100,000 shares of common stock of UMS held by Mr. Lee, representing all of the issued and outstanding capital stock of UMS, in exchange for issuing 106,250 shares of Preferred Stock of the Company to Mr. Lee and/or his affiliates, convertible into 10,625,000,000 shares of Common Stock of the Company (where each share of Preferred Stock is convertible into 100,000 shares of Common Stock). Upon Closing of the Exchange, UMS became a wholly owned subsidiary of the Company and the Company’s pro-forma shares of Common stock and Preferred Stock issued and outstanding after giving effect to the Exchange was 1,875,000,000 shares of Common Stock and 106,250 shares of Preferred Stock, convertible into 10,625,000,000 shares of Common Stock of the Company (representing approximately representing 85% of the Company’s fully diluted Common Stock as of the Closing Date), prior to giving effect to dilution of the issued and outstanding shares of Common Stock by the shares of Common Stock underlying the Prospective Levy Options, Prospective Mesa Partner Warrant and Prospective Andora Holdings Warrant.

On March 16, 2016 the Company entered into a settlement agreement with the Dutchess Opportunity II Fund, LLC whereby the fund received a warrant to purchase 150,000,000 shares to common stock at $0.0001 per share in exchange for forgiving all principal, interest and fess of the $300,000 note. The Company valued the settlement and accrued $255,000 as of August 31, 2014 against the note payable for a total liability of $616,385.

On November 21, 2014, on the 17th Judicial Circuit Court in and Broward County, Florida, a Contract and Indebtedness lawsuit was filed by TCA Global Credit Master Fund, L.P. against the company. It commenced an action against the company to recover an aggregate dollar amount of $395,623.

