Form 10-Q
period 2015-11-30
iTalk Inc.
filed 2016-05-16
CIK 1373444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2015

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-54664

iTALK INC.

(Exact name of registrant as specified in its charter)

Nevada	20-5302617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 E.Linton Blvd.,

Suite 144-A

Delray Beach, FL 33483

(Address of principal executive offices) (zip code)

(877) 652-3834

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or: for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

As of May 13, 2016, there were 1,875,000,000 shares of registrant’s common stock outstanding.

iTALK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

iTALK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2015	August 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash	$4,626	$14,601

Total current assets	4,626	14,601

Other assets:
Customer lists, net	118,822	129,622
Total assets	$123,448	$144,223

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$282,076	$274,807
Accrued salary –related parties	327,500	327,500
Convertible notes payable –net of discounts	878,175	818,080
Note payable	615,385	615,385
Advances payable, related party	5,600	3,300
Loans payable, related party	37,065	36,965
Derivative liability	475,200	424,592
Deferred revenue	46,243	46,243
Total current liabilities	2,667,234	2,546,872

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Series A Preferred Stock, $0.001 par value; 10 shares authorized, issued and outstanding	-	-
Common stock, $0.001 par value 1,875,000,000 shares authorized; 1,875,000,000 and 1,808,001,287 shares issued and outstanding as of November 30, 2015 and August 31, 2015, respectively	1,825,000	1,688,002
Common stock subscribed not issued 50,001,287 and 120,000,000 shares, respectively	50,000	120,000
Additional paid in capital	1,300,516	1,367,515
Accumulated deficit	(5,719,302)	(5,578,166)
Total stockholders’ deficit	(2,543,786)	(2,402,649

Total liabilities and stockholders’ deficit	$123,448	$144,223

See the accompanying notes to the unaudited condensed consolidated financial statements.

iTALK INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended November 30,
	2015	2014
REVENUES:
Sales	$100,404	$180,537
Cost of sales	99,971	158,306
Gross profit	433	22,231

OPERATING EXPENSES:
Selling, general and administrative	12,808	114,368
Depreciation and amortization	10,800	10,109
Total operating expenses	23,608	124,477

Loss from operations	(23,175)	(102,246)

Other expense:
Loss on change in fair value of derivatives	(50,608)	(171,364)
Interest expense	(67,353)	(3,874)
Total other expense	(117,961)	(175,238)

Net loss	$(141,136)	$(277,484)

Net loss per common share, basic	$(0.00)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	1,831,561,274	154,791,354

See the accompanying notes to the unaudited condensed consolidated financial statements.

iTALK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended November 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(141,136)	$(277,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,800	10,109
Amortization of debt discount	60,070	-
Bad debt expense	-	(5,500)
Loss on change in derivative liabilities	50,608	171,364
Stock based compensation	-	5
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	7,283	5,729
Net cash used in operating activities	(12,375)	(95,777)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	2,400	-
Proceeds from notes payable	-	65,500
Net cash provided by financing activities	2,400	65,500

Net decrease in cash	(9,975)	(30,277)
Cash, beginning of period	14,601	42,870
Cash, end of period	$4,626	$12,593

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-
Schedule of Non-Cash Financing Activities:
Common stock issued in connection with issuance of convertible debt	$-	$364,860

See the accompanying notes to the unaudited condensed consolidated financial statements.

ITALK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

ITALK INC. (the “Company”) was formed on July 10, 2006 under the laws of the State of Nevada as Sopac Cellular Solutions, Inc. On December 18, 2012, the Company changed its name iTALK INC. affected by way of a merger with its wholly-owned subsidiary iTalk Inc. which was created solely to facilitate the name change.

On September 24, 2015, the Company entered into a Purchase and Sale Agreement with United Mobile Solutions Corp., “UMS” a Delaware corporation. Under the terms of the Purchase Agreement, the Company agreed to acquire from Mr. Lee all of the issued and outstanding capital stock of UMS in exchange for shares of the Company’s preferred stock, par value $0.001 per share, convertible into 85% of the Company’s fully diluted common stock, par value $0.001 per share as of the date of closing which occurred on January 29, 2016. UMS was formed in May 2010 and is in the business of providing value added products and services to T-Mobile dealers, mobile virtual network operations dealers, wireless product and service resellers, exclusive carrier agents, distributors and wholesalers nationwide. In addition to its products and services, the Company is also an authorized Master Agent and wholesale partner of T-Mobile U.S.A. contracted to do business in the southeastern region of the United States including provides training and development, new dealer recruitment, retail store development and commissions processing for its sub agents to its customers.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, iTalk, Inc. and RocketVoIP, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of August 31, 2015, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2015 are not necessarily indicative of results that may be expected for the year ended August 31, 2016. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended August 31, 2015 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”).

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $141,136 and $277,484 for the three month periods ended November 30, 2015 and 2014, respectively, accumulated deficit of $5,719,302 and total current liabilities in excess of current assets of $2,662,608 as of November 30, 2015.

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

Revenues are primarily derived from fees charged to terminate voice services over the Company’s network and from related monthly recurring charges. Variable revenue is earned based on the number of minutes during a call and is recognized upon completion of a call. Revenue from each customer is calculated from information received through the Company’s network switches. The Company tracks the information received from the switch and analyzes the call detail records and applies the respective revenue rate for each call. Fixed revenue is earned from monthly recurring services provided to customers that are fixed and recurring in nature, and are connected for a specified period of time. Revenues are recognized as the services are provided and continue until the expiration of the contract or until cancellation of the service by the customer. Cash fees received prior to call completion are recorded on the Company’s consolidated balance sheets as deferred revenue. As of November 30, 2015, the Company recorded deferred revenue of $46,243.

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

Accounting for changes in the fair value of the derivative instruments depend on whether the derivative qualifies as hedge relationships and the types of relationships designated are based on the exposures hedged. At November 30, 2015 and August 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

Net Income (loss) per Common Share

The Company computes net income (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock. Diluted net income (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. For the three months periods ended November 30, 2015 and 2014, 2,335,392,943 and 569,927,406 shares, respectively, underlying convertible debt were not included in the diluted loss per share because their impact was anti-dilutive. As of November 30, 2016, there were 50,001,287 shares of common stock subscribed but not issued that are included in the loss per share calculation.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash on hand, in banks, certificates of deposit and other highly liquid debt instruments with a maturity of three months or less at the date of purchase, to be cash and cash equivalents.

Intangible Assets

The Company amortized its identifiable intangible assets using the straight-line method over their estimated period of benefit. The estimated useful life of the customer relationships is five years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists.

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

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company’s historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at November 30, 2015 and 2014 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the periods ended November 30, 2015 and 2014 related to losses incurred during such periods.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2015 and August 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Recently Issued Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2— FAIR VALUE MEASUREMENT

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of November 30, 2015 and August 31, 2015.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities as of November 30, 2015	$-	$-	$475,200	$475,200
Derivative liabilities as of August 31, 2015	$-	$-	$424,592	$424,592

NOTE 3 – STOCKHOLDERS EQUITY

On January 14, 2015, the Company filed an amendment to their Articles increasing the authorized shares to 1,875,000,000 shares.

On February 11, 2015, the Company received a stock subscription agreement to purchase 120,000,000 shares of common stock at $0.00025 per share. On March 11, 2015, the subscriber paid the Company $30,000 as a cash payment for the shares. On October 29, 2015, the Company issued 69,998,713 of the 120,000,000 shares as the Company did not have adequate authorized shares to issue the total number subscribed.

NOTE 4– RELATED PARTY TRANSACTIONS

As of August 31, 2015, there was a loan payable due to Ezra E. Ezra, a former officer of the Company for $21,965, which is non-interest bearing with no specific repayment terms and a loan payable due to David F. Levy for $15,000 which is non-interest bearing with no specific repayment terms.

During the three months ended November 30, 2015, an affiliate of the Company advanced $2,400. The advance is on demand and does not bear interest.

NOTE 5– CONVERTIBLE NOTES PAYABLE

Yew

On May 17, 2013, the Company issued a $130,928 unsecured convertible promissory note that matured August 31, 2013. The note bears interest at a rate of 4.9% and was convertible into 130,928 shares of the Company’s common stock, at a conversion rate of $1.00 per share. Interest was also convertible into common stock at the conversion rate of $1.00 per share. In October 2013, the note was transferred to IBC Funds however the original note holder was not paid, the conversion price was modified to 55% of the lowest closing price during the 20 days preceding conversion, and the note reverted to the original holder. As of November 30, 2015, the outstanding balance was $130,928.

Dutchess Opportunity Fund

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

The note was immediately convertible into shares of the Company’s common stock, par value $.001, (the “Common Stock”) at the sole option of Dutchess. At inception date, the conversion price was 90% of the lowest volume weighted average price of the Common Stock during the 20 trading days immediately prior to a conversion notice from Dutchess to the Company.

On March 16, 2016, the Company entered into a settlement agreement with the Dutchess Opportunity II Fund, LLC whereby the fund received a warrant to purchase 150,000,000 shares to common stock at $0.0001 per share in exchange for forgiving all principal, interest and fess of the $300,000 note. The Company valued the settlement and accrued $255,000 as of August 31, 2015 against the note payable for a total liability of $616,385.

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

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of notes and to fair value as of each subsequent reporting date which at November 30, 2015, was $239,985. As of November 30, 2015 the balances of the notes were $150,000.

LG Capital Funding, LLC

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

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of note and to fair value as of each subsequent reporting date which at November 30, 2015 was $115,191. As of November 30, 2015 the balance of the note was $28,680.

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

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of note and to fair value as of each subsequent reporting date which at November 30, 2015 was $120,024. As of November 30, 2015, the balance of the note was $23,650.

NOTE 6 – DERIVATIVE INSTRUMENTS

The Company issued debt instruments that were convertible into common stock of the Company’s common stock. The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815.

The following table summarizes the changes in the derivative liabilities as of November 30, 2015:

Balance as of August 31, 2015	$424,592

Change in fair value of derivative liability	(50,608)

Balance as of November 30, 2015	$475,200

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On November 21, 2014, on the 17th Judicial Circuit Court in and Broward County, Florida (the “Court”), a Contract and Indebtedness lawsuit was filed by TCA Global Credit Master Fund, L.P. against the company. It commenced an action against the company to recover an aggregate dollar amount of $395,623.04.

On April 5, 2016, an agreement was reached whereby a third party purchased the note for $400,000 and is to pay the original note holder over a 10 month period. The Company will issue shares to the third party at market price on date of issuance of which 65% will be paid to the original note holder. Upon satisfaction of the $400,000 note the original note holder will vacate the lawsuit. The Company has accrued an additional $219,762 for a total of $615,386 for the liability.

On March 16, 2016, the Company entered into a settlement agreement with the Dutchess Opportunity II Fund, LLC whereby the fund received a warrant to purchase 150,000,000 shares to common stock at $0.0001 per share in exchange for forgiving all principal, interest and fees of the $300,000 note. The Company valued the settlement and accrued $255,000 as of August 31, 2015 against the note payable for a total liability of $615,385.

NOTE 8 – MAJOR VENDORS

The Company has vendors that supply transmission systems for their customers’ calls. Three vendors provided 87.52% and 95.81% of their product delivery in the three month period ended November 30, 2015 and 2014, respectively.

The following table sets forth the percentage below:

	Percent of total purchases
	Three Months Ended November 30,		Accounts payable as of
	2015	2014	November 30, 2015
Percent of total purchases
Vendor A	46.64%	46.67%	$5,464
Vendor B	25.84%	30.02%	$3,050
Vendor C	15.04%	19.12%	$1,750
TOTAL	87.52%	95.81%	$10,264

NOTE 9- SUBSEQUENT EVENTS

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

On April 5, 2016, an agreement was reached whereby a third party purchased the note for $400,000 and is to pay the original note holder over a 10 month period. The Company will issue shares to the third party at market price on date of issuance of which 65% will be paid to the original note holder. Upon satisfaction of the $400,000 note the original note holder will vacate the law suit. The Company has accrued an additional $219,762 for a total of $615,386 for the liability.

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

On December 18, 2012, the Company filed Articles of Merger with the Nevada Secretary of State to change the name from “Sopac Cellular Solutions Inc.” to “iTalk Inc.”, to be effected by way of a merger with the wholly-owned subsidiary iTalk Inc., which was created solely for the name change.

Also on December 18, 2012, the Company filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized, issued and outstanding shares of common stock on a 25 new for 1 old basis and, consequently, the authorized capital increased from 75,000,000 to 1,875,000,000 shares of common stock and our issued and outstanding shares of common stock increased from 1,700,000 to 42,500,000, all with a par value of $0.001. These amendments became effective on December 21, 2012 upon approval from the Financial Industry Regulatory Authority and the ticker symbol changed to our new symbol “TALK” to better reflect our company’s new name. Our CUSIP number is 465353 100.

On July 10, 2013, the Company’s majority stockholders approved to amend the Articles of Incorporation reduce number of authorized shares of common stock from 1,875,000,000 to 500,000,000 shares and to authorize 50,000,000 shares of preferred stock.

On January 14, 2015, the Company filed an amendment to their Articles increasing the authorized shares to 1,875,000,000 shares.

RESULTS OF OPERATIONS

Revenues

Total revenue during the three months ended November 30, 2015 was $100,404 as compared to $180,537 for the three month period ended November 30, 2014. Lower sales resulted in lower revenue in 2015 over the same periods in 2014

Cost of Services

Cost of services consists primarily of direct network services purchased from carriers under preferred bulk purchase agreements. Cost of services decreased to $99,971 during the three months ended November 30, 2015 as compared to $158,306 for the three months ended November 30, 2014. Lower sales in 2015 versus 2014 resulted in lower cost of services in the respective years and periods.

Operating expenses

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of consulting services, stock based compensation, insurance, fees for professional services, general corporate expenses and facility and equipment expenses. Selling general and administrative expenses were $12,808 during the three months ended November 30, 2015 as compared to $114,368 for the three ended November 30, 2014. Lower Costs in 2015 over 2014 were attributed to no salaries or compensation accrued in 2015 verses 2014 plus lower volume of sales in 2015.

Depreciation and amortization

Depreciation and amortization expenses during the three months ended November 30, 2015 was $10,800 compared to $10,109 for the same period in 2014. The change from year to year was not significant.

Other income (expense)

During the three month period ended November 30, 2015, the Company incurred other expense of $117,961 compared to other expense of $175,238 for the same period in 2014. The other expense for the period ended November 30, 2015 consisted of a loss of $50,608 of the derivative liabilities compared to a loss of $171,364, for the same period in 2014, offset by interest expense of $67,353 during the three month period ended November 30, 2015 and $3,874 for the same period in 2014.

Net Income (Loss)

Net loss for the three months ended November 30, 2015 was $141,136 compared to net loss of $277,484 for the same period in 2014.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private offerings of our equity securities and issuance of convertible notes.

Working Capital

Our working capital deficit was $2,662,608 as of November 30, 2015 (current liabilities in excess of current assets) and $2,532,271 at August 31, 2015.

Total current assets, which consisted of cash, were $4,626 and $14,601 as of November 30, 2015 and August 31, 2015, respectively.

Cash flow

Cash used in operations was $12,375 during the three month period ended November 30, 2015. This compared to cash used in operations of $95,777 during the same period in 2014.

Cash provided from financing activities were proceeds of $2,400 from advances from related party while during the same period in 2014; cash provided was $65,500 from the issuance of convertible debt.

Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Off-Balance Sheet Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in any non-exchange traded contracts requiring fair value accounting treatment.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation as of November 30, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of November 30, 2015. Such conclusion reflects the identification of material weaknesses as follows: (1) lack of accounting proficiency of our chief executive officer who is our sole officer and our principal accounting officer which has resulted in a reliance on part-time outside consultants to perform substantially all of our accounting functions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, and (3) lack of control procedures that include multiple levels of review. Until we are able to remedy these material weaknesses, we have engaged third party consultants and accounting firm to assist with financial reporting.

Changes in internal controls

There were no changes occurred in the Company’s internal controls over financial reporting in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of rule 13a-15 on 15d-15 of the Exchange Act that occurred during the fiscal quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 21, 2014, on the 17th Judicial Circuit Court in and Broward County, Florida, a Contract and Indebtedness lawsuit was filed by TCA Global Credit Master Fund, L.P. against the Company. It commenced an action against the Company to recover an aggregate dollar amount of $395,623.04.

On April 5, 2016, an agreement was reached whereby a third party purchased the note for $400,000 and is to pay the original note holder over a 10 month period. The Company will issue shares to the third party at market price on date of issuance of which 65% will be paid to the original note holder. Upon satisfaction of the $400,000 note, the original note holder will vacate the lawsuit. The Company has accrued an additional $219,762 for a total of $615,385 for the liability.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 11, 2015 the Company received a stock subscription agreement to purchase 120,000,000 shares of common stock at $0.00025 per share. On March 11, 2015 the subscriber paid the Company $30,000 as a cash payment for the shares. On October 29, 2015 the Company issued 69,998,713 of the 120,000,000 as the Company did not have adequate authorized shares to issue the total number subscribed.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

32.1*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITALK INC.

Date: May 16, 2016	By:	/s/ David F. Levy
David F. Levy
President, Chief Executive Officer and
Secretary (Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Richard Dea
Richard Dea
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

