Form 10-Q/A
period 2015-11-30
iTalk Inc.
filed 2016-07-13
CIK 1373444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

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

Explanatory Note

This quarterly report on Form 10-Q/A (the “Amended Filing”) amends the quarterly report on Form 10-Q of iTalk, Inc. (the “Company”) for the three months ended November 30, 2015, as originally filed with Securities and Exchange Commission (the “SEC”) on May 16, 2016 (the “Original Filing”), and restates Note 5, Note 7 and Note 9 to the Company’s unaudited condensed consolidated financial statements. This Form 10-Q/A is being filed to:

1.	Revise Note 5 – Convertible Notes Payable to correct an error in the total liability reported for Dutchess Opportunity Fund, LLC,

2.	Revise Note 7 – Commitments and Contingencies to correct an error in the total liability reported for Dutchess Opportunity Fund, LLC,

3.	Revise Note 9 – Subsequent Events to add disclosure regarding legal proceedings involving United Mobile Solutions Corp., a wholly owned subsidiary acquired by the Company after the reporting period, but prior to May 16, 2016, the filing date of the Original Filing, and

4.	Revise Part II, Item 1—Legal Proceedings to add disclosure regarding legal proceedings involving United Mobile Solutions Corp., a wholly owned subsidiary acquired by the Company after the reporting period, but prior to May 16, 2016, the filing date of the Original Filing.

Except as set forth above, no other information in the Original Filing is amended hereby. This Amended Filing speaks as of the date of the Original Filing and does not reflect any other events occurring after the date of the Original Filing. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Amended Filing as Exhibits 31.1, 31.2 and 32.1.

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

On March 16, 2016, the Company entered into a settlement agreement with the Dutchess Opportunity II Fund, LLC whereby the fund received a warrant to purchase 150,000,000 shares to common stock at $0.0001 per share in exchange for forgiving all principal, interest and fess of the $300,000 note. The Company valued the settlement and accrued $255,000 as of August 31, 2015 against the note payable for a total liability of $555,000 .

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

On March 16, 2016, the Company entered into a settlement agreement with the Dutchess Opportunity II Fund, LLC whereby the fund received a warrant to purchase 150,000,000 shares to common stock at $0.0001 per share in exchange for forgiving all principal, interest and fees of the $300,000 note. The Company valued the settlement and accrued $255,000 as of August 31, 2015 against the note payable for a total liability of $555,000 .

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

Subsequent to the Closing the share exchange under the Purchase Agreement, the Company became aware of the following legal proceedings against UMS and Mr. Lee:

On November 17, 2015, American Express Bank, FSB, filed a Complaint on Account and Contract against Mr. Lee and CPD Mobile LLC  in the State Court of Gwinnett County, Georgia, seeking repayment of indebtedness in the amount of $207,646.

On November 23, 2015, Tech Data Corporation filed a complaint against CPD Mobile d/b/a United Mobile Solutions and Mr. Lee in the United Stated District Court for the Northern District of Georgia seeking $821,051, plus interest (in the amount of $51,423 as of the date of the complaint and accruing at $405 per day), attorneys’ fees and costs of collection, for cell phones and related equipment purchased from Tech Data Corporation by UMS and personally guaranteed by Mr. Lee. UMS denies owing more than $400,000 of the payable, claiming the majority of the products were defective.

On December 1, 2015, URSA Information Systems, Inc. filed a complaint for breach of written contract in the Superior Court of California, County of San Bernardino, against United Mobile Solutions, LLC seeking damages in the amount of $115,627 for services provided and $39,948 for compensatory damages.

On March 16, 2016, NOWaccount Network Corporation and Small Business Credit Cooperative, Inc. filed a complaint against UMS, the Company and Mr. Lee in the Superior Court of Gwinnett, Georgia, seeking injunctive relief and damages in the amount of $73,193 in connection with a Merchant Services Agreement.

On March 16, 2016, Curve Commercial Services, LLC filed a complaint against United Mobile Solutions, LLC in the State Court of Gwinnet County, Georgia, seeking $896,235, plus accrued interest in the amount of $143,643 and future interest in the amount of $442 per day, for products purchased on account. On July 6, 2016, the Court entered a final judgement against United Mobile Solutions, LLC in the amount of $896,235, plus accrued interest in the amount of $158,228, plus post-judgement interest.

On May 17, 2016, ProcurePal, LLC filed multiple garnishment notices on financial institutions in connection with a judgment obtained against United Mobile Solutions, LLC with an amount claimed due of $500,505.

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

On November 17, 2015, American Express Bank, FSB, filed a Complaint on Account and Contract against Mr. Lee and CPD Mobile LLC  in the State Court of Gwinnett County, Georgia, seeking repayment of indebtedness in the amount of $207,646.

On November 23, 2015, Tech Data Corporation filed a complaint against CPD Mobile d/b/a United Mobile Solutions and Mr. Lee in the United Stated District Court for the Northern District of Georgia seeking $821,051, plus interest (in the amount of $51,423 as of the date of the complaint and accruing at $405 per day), attorneys’ fees and costs of collection, for cell phones and related equipment purchased from Tech Data Corporation by UMS and personally guaranteed by Mr. Lee. UMS denies owing more than $400,000 of the payable, claiming the majority of the products were defective.

On December 1, 2015, URSA Information Systems, Inc. filed a complaint for breach of written contract in the Superior Court of California, County of San Bernardino, against United Mobile Solutions, LLC seeking damages in the amount of $115,627 for services provided and $39,948 for compensatory damages.

On March 16, 2016, NOWaccount Network Corporation and Small Business Credit Cooperative, Inc. filed a complaint against UMS, the Company and Mr. Lee in the Superior Court of Gwinnett, Georgia, seeking injunctive relief and damages in the amount of $73,193 in connection with a Merchant Services Agreement.

On March 16, 2016, Curve Commercial Services, LLC filed a complaint against United Mobile Solutions, LLC in the State Court of Gwinnet County, Georgia, seeking $896,235, plus accrued interest in the amount of $143,643 and future interest in the amount of $442 per day, for products purchased on account. On July 6, 2016, the Court entered a final judgement against United Mobile Solutions, LLC in the amount of $896,235, plus accrued interest in the amount of $158,228, plus post-judgement interest.

On May 17, 2016, ProcurePal, LLC filed multiple garnishment notices on financial institutions in connection with a judgment obtained against United Mobile Solutions, LLC in the amount claimed due of $500,505.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

32.1 **	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITALK INC.

Date: July 13, 2016	By:	/s/ David F. Levy
David F. Levy
President, Chief Executive Officer and
Secretary (Principal Executive Officer)

Date: July 13, 2016	By:	/s/ Richard Dea
Richard Dea
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

